Form 10-K
period 2004-12-31
WICKLUND HOLDING CO
filed 2006-05-04
CIK 318262

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the years ended December 31, 2003 and December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-10299

PLASTICON INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

WICKLUND HOLDING COMPANY

(Former name of small business issuer)

Wyoming	20-4263326
(State or other jurisdiction of	(IRS Employer identification No.)

incorporation or organization)

3166 Custer Drive, Suite 101, Lexington, Kentucky 40517

(Address of principal executive offices)

(859) 245-5252

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the small business issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,

in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $0.00.

As of December 31, 2003, there were 37,856,600 common shares outstanding. The closing price of the Company’s common stock as of December 31, 2003 was .0088.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Number of shares of common stock outstanding as of December 31, 2003: 37,856,600

State issuer's revenues for its most recent fiscal year: $0.00.

As of December 31, 2004, there were 1,440,486,371 common shares outstanding. The closing price of the Company’s common stock as of December 31, 2004 was $0.0036.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Number of shares of common stock outstanding as of December 31, 2004: 1,440,486,371

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Plasticon International, Inc. and its subsidiaries.

TABLE OF CONTENTS

Page

PART I
Item 1.	Description of Business	4
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to Vote of Security Holders	7

Part II
Item 5.	Market for Small business issuer’s Common Equity and Related
Stockholder Matters		7
Item 6.	Management’s Discussion and Analysis of Financial Condition
And Results of Operation		10
Item 7.	Financial Statements and Supplementary Data	21
Item 8.	Changes with and Disagreements With Accountants on
Accounting and Financial Disclosure		21
Item 8A. Controls and Procedures		21

Part III
Item 9.	Directors and Executive Officers of Small business issuer	23
Item 10. Executive Compensation		25

Item 11.     Security Ownership of Certain Beneficial Owners and

Management	25
Item 12.	Certain Relationship and Related Transaction	26

Part IV

Item 13.     Exhibits, Financial Statement Schedules, and Reports on

Form 8-K	28
Item 14. Principal Accountant Fees and Services	28

PART I

ITEM 1.	Description of Business

Plasticon International, Inc. (“Plasticon”, “we”, “us”, “our” or, “the Company”), was incorporated in Delaware in 1981 and re-domiciled in Wyoming on January 22, 2004. We are engaged in the business of designing, producing, and distributing high-quality concrete accessories (rebar supports), informational and directional signage, and plastic lumber, which are all produced from recycled and recyclable plastics.

We have been in the oil and recycled plastics business since 1981. The Company's line of plastic concrete accessories has been approved or accepted in all 50 states and several foreign countries including Poland, Israel, Canada, Mexico, and Egypt. In addition, its transportation signage has received Department of Transportation (DOT) approval or acceptance in all 50 states. Specifically, the Company offers for resale:

1.	Rebar supports
2.	Plastic lumber
3.	Information and Directional signage (i.e.; highway and state signs, etc.)
4.	Impermeable concrete-like products made from recycled glass.

A unique feature of all our products is that they are of the highest quality, yet do not require virgin raw material. Using recycled materials significantly reduces the cost of manufacturing and thus, we are considered a "green Company." Our use of environmental waste as raw material in the production of new and innovative products will continue to reduce waste since the new products are themselves, recyclable.

Our primary products (80% of revenue) are concrete accessories. Over the course of 10 years in business, the Company has focused on the development of necessary molds and has obtained approval from each of the fifty states, all U.S. territories, and the Federal DOT for use of these concrete products

Examples where these products are in place include:

* CLEVELAND STADIUM (R)

* THE ROCK-N-ROLL HALL OF FAME (R)

* TAMPA CONVENTION CENTER (R)

* TAMPA THREE MILE BRIDGE (R)

* NEW YORK WORLD TRADE CENTER (BOMB SITE) (R) (S)

* TORONTO SKY DOME (R)

* FORD HEADQUARTERS IN TORONTO (R)

* IBM HEADQUARTERS IN TORONTO (R)

* CHATTANOOGA AQUARIUM (R)

* DISNEY ORLANDO (R) (PL) (S)

* UNIVERSAL STUDIOS ORLANDO (R) (PL) (S)

* RUPP CONVENTION COMPLEX EXPANSION (R)

* TIFFANY STREET PIER (R) (PL)

* PIER 84 (PL)

* PIER 87 (PL)

* LEMMON CREEK PIER PROJECT (PL)

* NATIONAL AIRPORT (R)

* LARGEST PUBLIC WORKS PROJECT IN AMERICA (BOSTON) (R)

* DOT APPROVED OR ACCEPTED IN ALL U.S. STATES & TERRITORIES (R)

* DOT APPROVED IN ALL CANADIAN PROVIDENCES (R) (S)

* SIGNAGE IN 38 STATES AND 9 OTHER COUNTRIES (S)

* 200 + BRIDGES (R)

* 100 + HOTELS (R)

* FENCING, DECKING, DOCKS AND PIERS FROM FLORIDA TO NEW YORK TO WASHINGTON

* MAJOR AMUSEMENT PARKS (PL)

* RESTORATION PROJECTS (R) (PL)

* THE BIG DIG IN BOSTON

* JACKSONVILLE NAVAL YARD (R)

* PEARL HARBOR (R)

* WRIGHT PATTERSON AIR FORCE BASE (S)

* LOS ALAMOS (R)

We were chosen for these showcase structures because our products are well designed and are constructed from strong, flexible, dielectric, non-corrosive, recycled and engineered plastic materials. These concrete products do not rust, do not absorb water, and avoid the chloride ion attack. The slab and beam bolster products can be snapped together easily, saving labor and material expenses. These building accessories are marketed by the Company's sales force through a distribution agreement with BlueLinx (63 nationwide locations), and PCI. The concrete construction market for Rebar supports was approximately $27 billion in 1993 (Concrete Reinforcing Steel Institute).

Growing Demand for Plastic Lumber

Plastic lumber sales in the United States are growing at 40% per year, topping 16 million board feet, or about 40 million pounds last year. That compares with 81.5 billion board feet of wood used in the United States in 1995 (National Lumber Building Material Dealers Assoc. in Washington, D.C.). The market is growing and new applications are being discovered each year. Some advantages of plastic lumber over wood are that it does not rot, crack, splinter, decompose, or degrade. Plastic lumber can withstand moisture and changes in temperature as well as attacks by insects such as termites. It is also impervious to salt water and marine infestations that will destroy wood, Plastic lumber can be drilled, nailed, sawed, and routed like wood and requires very little maintenance. It is available in a variety of colors and textures and needs no painting.

Our plastic signs are stronger and more durable than aluminum signs, are UV-stable, and will not sustain damage from the sun's rays. They are also unattractive to thieves who remove aluminum signs for salvage value.

The Company's office supply products are the most recent addition to our product line. Again all supplies are manufactured from recycled plastic. We have received approval by the General Service Administration (GSA) for their inclusion in its catalogue of products from which all government agencies may purchase from the GSA by simply placing an order. Competitive bidding is not required. Government buyers are encouraged to support environmentally safe products.

Our sales and distribution activities are managed from our Kentucky and Florida locations. The Company's Rebar supports are manufactured at a custom molding company in St. Louis, Missouri. The Company produces plastic lumber and signage products on a contract basis according to the order's precise specifications.

Growth Strategies

In summary, Plasticon has succeeded in establishing ourselves as one of the oldest companies in the emerging and expanding recycled plastics business. The Company wishes to build on its successful history and move to the next level by developing an aggressive marketing program. This program includes increasing inventory and working capital, expanding our marketing initiative, and acquiring additional manufacturing equipment and distribution outlets. New financing would help secure an increase in sales, and improve our net income. Since net loss carry forwards are available, this increase in income could be reinvested in the company and/or reduce debt as appropriate. These reasons mentioned here describe the need and benefits of new financing.

Employees

In the year 2003, we had one full-time employee to manage day to day operations, and no part-time employees. In the year 2004, we had 2 full-time employees to manage day to day operations.

Environmental Law Compliance

There are no current existing environmental concerns for our manufacturing or our products and services. If this changes in the future, we make every effort to comply with all such applicable regulations.

Effects of Inflation

We believe that inflation has had a negligible effect on operations since inception. The Company believes that they can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Competition

The competition for Plasticon is limited for we have received approval by the General Service Administration (GSA) for their inclusion in its catalogue of products from which all government agencies make purchases. Competitive bidding is not required. Government buyers are encouraged to support environmentally safe products.

Reports to Security Holders

We have not filed timely annual reports to security holders as required but do intend to deliver such reports as soon as practicable and from this point forward All of our required information will be filed with the Securities and Exchange Commission (the "Commission"), including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by us with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by us with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. Properties

We currently lease 2,000 square feet of office space at 3316 Custer Drive, Suite 101, Lexington, KY 40517. The terms of our lease is month to month at $1,930 per month.

ITEM 3. Legal Proceedings

We are not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)

The principal market in which our common stock traded is the Pink Sheets, under the symbol “PLNI”. The table below presents the high and low bid price for our common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from BigCharts.com, an on-line source that provides historical pricing information.

Quarter Ended	Low	High

03/31/02	.0001	.0001
06/30/02	.1875	.1875
09/30/02	.0063	.0125
12/31/02	.0038	.0038
03/31/03	.0013	.0013
06/30/03	.0063	.0063
09/30/03	.0088	.0225
12/31/03	.0088	.0088

(b) Holders. The approximate number of holders of record of the registrant's Common Stock as of December 31, 2003 was 657.

Quarter Ended	Low	High

03/31/03	.0013	.0013
06/30/03	.0063	.0063
09/30/03	.0088	.0225
12/31/03	.0088	.0088
03/31/04	.03	.03
06/30/04	.018	.95
09/30/04	.0048	.021
12/31/04	.0034	.012

(b) Holders. The approximate number of holders of record of the registrant's Common Stock as of December 31, 2004 was 657.

(c) The registrant has not paid dividends from inception to date and does not currently intend to do so.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934.

Our Shares are "Penny Stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6.	Management’s Discussion and Analysis

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, “will”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

Plasticon International, Inc. (“Plasticon”, “we”, “us”, “our” or, “the Company”), was originally incorporated in Delaware in 1981. Wanting to have a name that more accurately reflected the nature of our business, on January 22, 2004, we re-domiciled to the state of Wyoming, as we were unable to use the name, “Plasticon” and maintain our status as a Delaware corporation. We finally formally changed our corporate name from Wicklund Holding Company to Plasticon International, Inc. in the third quarter of the year ended 2004.

We are presently engaged in the business of designing, producing, and distributing high-quality concrete accessories (rebar supports), informational and directional signage, and plastic lumber, which are all produced from recycled and recyclable plastics. The Company's line of plastic concrete accessories has been approved or accepted in all 50 states and several foreign countries including Poland, Israel, Canada, Mexico, and Egypt. In addition, our transportation signage has received DOT approval or acceptance in all 50 states.

We have developed a strategy to expand our operations. Currently, this business plan includes:

•	Growing our revenues through new product offerings. Started from 2001, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
•

Increase the marketing of our products to additional geographical areas. Although we currently deliver our products on a national and international basis, we focus the majority of our marketing efforts domestically. We plan to increase our marketing efforts to other markets. For example, we have looked into marketing such areas as Canada and Japan.

•

Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.

•

Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering within the next 12 months. We presently have no commitments for either of these sources of funding. Our business plan may be adversely affected if we are unable to raise additional capital.

After lengthy negotiations, Promotional Containers, Inc. (“PCI”), an affiliate entity, signed a purchase contract and supplier agreement with Georgia Pacific, effective date February 13, 2004. PCI then subcontracted the contractual agreement with Georgia Pacific to Plasticon. The contract calls for the distribution of the Company’s line of concrete accessories, specifically its rebar support products. James Turek, Sr., the President of Plasticon International, Inc., is also the President of Promotional Containers, Inc.

As a result of PCI’s agreement with Georgia Pacific, the largest supplier of building materials in the United States with 63 strategically located warehouses and numerous subsidiary warehouses throughout the country, the Company is well positioned to be one of the larger distributors of rebar support products in the United States.

In addition to our unique distribution position, the Company is also the first manufacturer in its sector with DOT approval or acceptance in all 50 states and territories in the U.S., all provinces in Canada, and in parts of the Caribbean. This competitive advantage gives the Company the ability to distribute its line of rebar support products that are used in the construction of bridges, highways, roads, buildings and other infrastructure.

Our efforts and potential for success have been predicated on the Company securing significant investment funding to carry out our business plan.

The initial contract with PCI, which was subcontracted to Plasticon, was for $5.3 million. We began gearing up production based on purchase order releases.

It was shortly after this time frame that Georgia Pacific sold its entire distribution network to a new Company called, BlueLinx Holdings, Inc. At the time of Georgia Pacific’s sale of the distribution arm to BlueLinx Holdings, we were informed that we should halt production until further notice, based on the pending sale.

On May 10, 2004, Georgia Pacific completed the previously announced sale of its building products distribution business to BlueLinx Holdings, Inc. At this point in time, BlueLinx informed us that the Company needed time to re-brand and redesign distribution, marketing, packaging, literature and legal materials. As a result, we halted all production until this process was completed.

In the fall of 2004, we geared up for production on the original purchase orders regarding the aforementioned agreement between PCI and Georgia Pacific, which had been assumed BlueLinx Holdings, Inc. as a part of the sale. No sooner did this process take place than production was put on hold once again while BlueLinx Holdings, Inc. completed its initial public offering.

BlueLinx Holdings, Inc. requested that we should begin to expect orders early in 2005, which unfortunately now placed us one year behind on the original PCI/Georgia Pacific contract. The delay was primarily a result of the corporate sale and IPO of BlueLinx Holdings, Inc.

As we geared up for production in the first quarter of 2005, the manufactured product did not meet standards as specified in the original PCI contract with Georgia Pacific, now assumed by BlueLinx, Inc. This was a direct result of an inferior order of recycled resins, which caused further delays in the production cycle and deliveries. As a result, BlueLinx and Plasticon’s engineering staff created a whole new set of specifications and standards of quality for the manufacture and delivery of our products. Once this process was completed, a renegotiation of the purchase contract began with PCI, resulting in a newly signed agreement on October 17, 2005.

As part of the renegotiated purchase contract with PCI, BlueLinx Holdings, Inc., we agreed to take total control of the manufacturing process, which resulted in our acquisition of Pro Mold, Inc., now wholly owned subsidiary. We made a business decision that from that point forward that we would primarily rely on our own manufacturing facilities where we would be able to have complete oversight of all quality control issues for the manufacture and delivery of our products.

As a result of the lack of continuity in the production cycle during the years 2004 and 2005, revenues were unfortunately, not what the Company anticipated.

In December 2004, Edward J. Gartska, whose duties and responsibilities included, but were not limited to, preparing and maintaining the corporate books and records which included the in-house accounting, resigned as the CFO of the Company ostensibly to take a position with another firm.

Press Releases 2004

On June 14, 2004, we announced that we reached an agreement to acquire A.T.G. Sports Industries, Inc. in an all-stock transaction. A.T.G. Sports Industries, with a history spanning over 24 years, is based in Andover, Kansas, and develops and installs artificial athletic surfaces for indoor and outdoor sports applications such as tennis, soccer, football, baseball, rugby, running tracks and field hockey. The Company also develops and installs a wide variety of surfaces for a many court-based sports as well as public parks and playgrounds.

While we have not completed this acquisition, there is still ongoing dialogue concerning construction products to be produced by PLNI. As a requirement of this acquisition, audited financials from ATG were to be presented to us within sixty days. As of December 31, 2004, these financials were not provided and as a result, we were unable to proceed.

On June 17, 2004, the Company announced that that it had received “three follow-on orders in excess of its existing contracts related to three major Washington, DC area projects. That the additional orders would have added in excess of $300,000 in sales to the Company’s rebar supports” (sic).

On June 23, 2004, we put out a press release projecting an increase in revenues since delivery of our rebar supports products was to begin through our national distributor, Georgia Pacific.

In an effort to procure raw resin that would decrease output costs and increase overall efficiency of the Company’s production cycle, materials were procured from a new source based on our specifications to the vendor. Unfortunately, due to misrepresentations by the resin supplier, the materials which we procured were of substandard quality and did not meet minimum engineering specifications. It was for this reason that the parts produced during this cycle of production were of inferior quality and were rejected by our national distributor. As a result of faulty raw resin, the production cycle and delivery of materials were interrupted, causing delays in the rollout of the contract with our national distributor. This effectively halted the orders with our Washington, DC projects and to the distribution center sales based upon the minimum requirements of the contract with our distributor.

On June 28, 2004, we published a letter which we had sent to all our shareholders in which we made several and various representations which were based upon in-house projections by our acting CFO at the time, Edward Gartska. It was our intention to refocus our efforts on procuring high quality materials that would exceed minimum engineering specifications. The process of procuring these high quality raw resins necessary to complete the specific molds was a problem which was beyond our control and consequently, took longer than expected causing further delays in the production and delivery cycles.

Again, on July 6, 2004, based upon a realistic assessment of the potential opportunities for growth, we put out an announcement modifying our projected revenues. Unfortunately, these projections were not reached due to the fact that the procurement process in reestablishing agreements with high-end raw resin suppliers was a more lengthy and complicated negotiation that ever anticipated. It is evident that it was not completed within a time frame that would have allowed for the Company’s projections to have been met.

July 12, 2004, we announced that we expected out audit to be completed within “90-120 days”. After in-depth discussions with L.L. Bradford and Company, the auditors, this was a time frame which they felt was realistic. However, negotiations with the auditors regarding the costs became a lengthy and exhaustive process as they soon began to exceed Company’s “initial expectations”. Our ability to move forward with this process was severely hampered, causing prolonged delays.

On July 26, 2004, we announced that we had received $40,000 in revenue from delivery of rebar support products. However, we never realized those projected revenues because soon after the press release, we had to recall the product because we discovered some faulty resins that did not meet specifications.

Although the purchase orders specified by our national distributor continued to be realized, we were unable to make timely deliveries and meet distributor demands due to an untimely and lengthy negotiating process in the procurement of superior resins. This was an unfortunate development that caused extensive delays in the Company’s ability to manufacture product and meet production cycles.

Apparently the products we shipped to the companies in Washington, DC had structural problems and were sent back to us with a request that we correct their concerns.

On September 14, 2004, a press release that was initially published on June 17, 2004, was inadvertently re-published.

We continued to struggle through negotiations for the procurement of high quality resins and was unable to successfully conclude negotiations for the procurement of these materials for a protracted period of time, completely curtailing the production and delivery of its rebar support products.

October 11, 2004, we announced that we entered into a Letter of Intent to acquire XYLOX of North America, Inc. Upon further due diligence, we determined that although the material was workable in small sizes, we could never validate that in full production, the product’s true commercial viability and more importantly, its compatibility with other product lines. We decided not to proceed with the acquisition.

On December 14, 2004, we announced that we had product being shipped to the BlueLinx distributors. BlueLinx contended that the products received were unacceptable and improperly dated. At that time, we realized that we needed to secure a more reliable and trustworthy resin source and recalled the shipments.

EVENTS SUBSEQUENT TO THE YEAR ENDED 2004:

In the first quarter 2005, the Company made positive strides to implement its business plan. We increased our commitment for capital investment in R&D. Additionally, we continue to pursue innovative improvements in mold technology. The Company’s new “Slab Bolster” mold should increase production capacity by some estimates, 600%, allowing for a major step forward in production efficiencies and a substantial lowering of output costs.

On January 3, 2005, the Company entered into an agreement to purchase certain assets of Promotional Containers, Inc. The terms of the agreement included a payment of $500,000 to be paid no later than May 31, 2006 as well as the issuance of 100,000,000 shares of non-convertible preferred stock. Promotional Containers, Inc. is owned by James N. Turek Sr., the Company’s president and majority shareholder

On December 5, 2005, the Company entered into an agreement to purchase ProMold, a Missouri corporation, for a purchase price of $3,500,000. The terms of the agreement included a cash payment of $2,500,000 with the balance $1,000,000 in the form of a 7% promissory note, with a five year term, which was secured by the assets purchased by the Company.

On January 3, 2006 James N. Turek Sr. the Company’s president forgave certain liabilities, which included compensation and interest owed to him, of which $4,819,572 was reflected during the year ended December 31, 2004.

On January 3, 2006 James N. Turek Jr. the son of the Company’s president forgave certain liabilities, which included compensation and interest owed to him, of which $191,000 was reflected during the year ended December 31, 2004.

On January 3, 2006 James Bonn the Company’s secretary forgave certain liabilities, which included interest owed to him, of which $42,000 was reflected during the year ended December 31, 2004.

The acquisition of Pro Mold, Inc., allows the Company, for the first time in its history to completely control the manufacturing process from procurement of the resins to production of the end user product.

On January 15, 2006 the Company purchased the controlling shares of Semco Distribution, Inc., a Nevada corporation and Ultimate Surface LLC, a Nevada limited liability Company. The purchase was for a total sum of $2,750,000 payable as follows; $100,000 deposit, $550,000 upon completion of escrow, shares of restricted common stock with a valuation of $100,000 and $2,000,000 to be paid as cash performance payments based upon certain funding requirements.

SEMCO was an attractive acquisition for the Company, because its proprietary coating products will work synergistically with the Company’s rebar support products. SEMCO’s products waterproof any surface they are being applied to and specifically would be applicable to DOT projects, such as waterproofing bridge decks and other infrastructure in the United States.

Due to the unique nature of SEMCO’s versatile coating products that chemically cross link to the surface they are being applied to, SEMCO’s surfacing systems allow for multiple applications and distribution in a wide variety of markets.

Both of these entities are now wholly owned subsidiaries of the Company.

As a result of our uniquely recycled plastic products, as well as our recent acquisitions, we believe that this will enable us to be an integral participant in the lucrative recycled plastics industry. The market size for rebar support products is approximately $30 billion annually, and due to exponential growth of emerging markets, is growing exponentially every year. The informational and directional signage marketplace is a $20 billion industry in the United States alone. The plastic lumber industry is approaching $1 billion in the U.S. and is rapidly gaining market share over traditional wood products. Surfacing products are a multi-billion dollar per year industry. The world flooring industry alone is a $95 billion per year industry. This represents one piece of the opportunity for a surfacing system such as SEMCO’s Ultimate Surface effects, which have applications in multiple markets, such as wall coverings, a variety of interior and exterior applications including asphalt coating, building construction, pool and deck coatings, residential and commercial applications such as bathroom and kitchen projects, and outdoor walkways, to name a few.

Throughout 2004 and 2005, the Company spent a great deal of its time gearing up and gearing down in the production cycle. During this time, in cooperation with engineers from BlueLinx Holdings, Inc., we have developed new quality control protocols which we believe will allow us to ramp up production without interruption, allowing 2006 to be the breakout year for sales and earnings going forward.

We expect to continue to make substantial investments in R&D in order to maintain its edge as a leading innovative force in the industry. At the same time, because quality control and production issues have been essentially addressed, the Company can now turn its attention to growing sales and earnings going forward. The multi-million dollar contract with BlueLinx Holdings, Inc., the largest distributor of building materials in the U.S., gives the Company a stable sales and earnings growth for the foreseeable future and affords the Company a major competitive advantage in the industry. This uniquely positions the Company to focus on gaining market share over the next several years.

Given the fact that recycled plastic rebar supports have only recently begun to penetrate and gain market share in the rebar support industry, we believe we are now positioned to grow based on the following industry trends:

•	The cost of steel continues to rise and will likely continue to increase over the years due to world demand. Recycled plastic products represent a cost-competitive, effective alternative.

•	Environmental regulations have become increasingly strict. This trend is driving companies and government entitles to seek environmentally-friendly solutions.

•	The Company’s business is built on recycling and a readily abundant source of raw materials for its products.

•	Increased construction domestically and internationally.

If and when the Company obtains adequate financing, it expects to hire additional employees, particularly in the areas of marketing, sales and general management. Without additional financing, it is unlikely that the Company will be able to expand its work force.

Results of Operations for the Year Ended 2003

Selected financial data
Year Ended December 31, 2003
Net Sales	$0.00

Net Loss	(1,146,509)
Net Loss per Common Share	(.03)

Weighted Average

Common Shares Outstanding	37,856,600

As of December 31, 2003

Total Assets		$ 1,371,605
Working Capital		(12, 149,650)
Shareholders’ Equity	(Deficit)	(11,573,431)

No dividends have been declared or paid for any of the periods presented.

Results of Operations for the Year Ended 2004

Selected financial data
Year Ended December 31, 2004
Net Sales	$0.00

Net Loss	(73,648,555)
Net Loss per Common Share	(.05)

Weighted Average

Common Shares Outstanding	1,440,486,371

As of December 31, 2004

Total Assets	$659,549
Working Capital	(10,524,995)
Shareholders’ Equity (Deficit)	(10,005,592)

No dividends have been declared or paid for any of the periods presented.

The Company had a total of $659,549 in assets for the year ended 2004. We incurred operating expenses, consisting of selling, general (“SG&A”) and administrative expenses in the amount of $73,448,109 plus an additional $204,446 in interest for the year ended 2004, as opposed to $741,072 (“SG&A”), and $405,437 in interest for the year ended. This increase can be explained by consulting expenses as well as financial service expenses. We expect increases in expenses through the year 2005 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as marketing, advertising and sales. Net loss for the year ended 2004 was ($73,648,555) and the basic loss per share was ($.05) as opposed to the net loss for the year ended 2003 which was ($1,146,509) and the basic loss per share was ($.03). We will likely continue to incur losses through the year 2005. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Our Total Liabilities and Stockholder's Equity (Deficit) for year ending 2004 was $659,549 as opposed to $1,371,605 for the year ended 2003, as set forth on the attached Financials on the Statement of Operations as set forth on the attached Financial Statements, the Net Sales, the Cost of Sales and the Gross Margin were all $0.00.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

CRITICAL ACCOUNTING POLICIES

Method of Accounting

It is the Company’s policy to prepare its financial statements following generally accepted accounting principles of the United States of America, consistently applied. The Company’s credit risk primarily consists of accounts that are due from related parties. Its uncollectible accounts are expensed currently using the direct write-off method. Bad debt expense for the years ended December 31, 2004 and 2003 were $0, respectively.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, service have been rendered or products have been shipped; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and various current liabilities. The estimated fair value of these instruments approximates their carrying value.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

Property and Equipment

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to twenty years using the straight-line method. The estimated service lives of property and equipment are as follows:

Manufacturing equipment	20 years
Tools and Molds	20 years
Office furniture and equipment	10 years

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), specifying the computation, presentation and disclosure of earnings per share information. Basic and fully diluted loss per share have been calculated based upon the weighted average number of shares outstanding. There is no effect on earning per share for the years ended December 31, 2004 and 2003 relating to the adoption of this standard.

Stock Based Compensation

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

The Company did not issue any share based employee compensation during the years ended December 31, 2004 and 2003.

New Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement of 133 on Derivative Instruments and Hedging Activities”, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company’s financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity. The adoption of this statement did not have a material impact on the Company’s financial position.

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in future periods.

Liquidity and Capital Resources for the Year Ended 2003

The net loss was ($1,146,509) for the year ended December 31, 2003. The depreciation and amortization was $58,549 and the changes in accounts payable and accrued liabilities was $871,435 which resulted in ($216,525) as the cash flow used for operating activities the year ended 2003.

With respect to the cash flow for financing activities, there was an increase in notes payable $166,525 and increase in advances from related party was $50,000.

Liquidity and Capital Resources for the Year Ended 2004

The net loss was ($73,648,554) for the year ended 2004. The depreciation and amortization was $57,176. The issuance of commons stock for services and other expenses was 72,478,628. There was a decrease due in related parties of ($7,877) and an increase in accounts payable and accrued liabilities of $1,028,878, resulting in the net cash used by operating activities of ($91,749). Shares issued from previous subscribed stock were $64,132. Conversion notes payable from related party was $1,708,130 and conversion notes payable for common stock was $1,029,277.

With respect to the cash flow for financing activities, notes payable increased by $91,749.

On December 31, 2003, the Company declared an eight-to-one stock forward split on the shares of the Company’s common stock. Each shareholder on record at December 31, 2003 received eight shares for each share of common stock then held. All references in the financial statements to the number of shares outstanding and per share amounts have been stated to reflect the effect of the stock split for all periods presented.

On January 22, 2004, the Company increased its authorized shares from 10 million shares to 26 million shares and increased its par value per share from .01 to .05. On January 30, 2004, the Company increased its authorized shares of common stock to 1.25 billion. On April 15, 2004, the Company increased its authorized shares of common stock to 2 billion. For the year ending December 31, 2004, 1,402,619,771 new common stock shares were issued, of which 1,344,693,154 are considered restricted. The increases were a result of cancelling outstanding debt.

On January 30, 2004, the Company increased its authorized shares of preferred stock from 1,000,000 shares to 50,000,000 shares. On April 15, 2004, the Company increased its authorized shares of preferred stock to 100,000,000 shares. No preferred stock was issued by the Company during the years ended 2004 and 2003.

On January 22, 2004 the Company increased its authorized shares of common stock from 10,000,000 shares to 26,000,000 million shares and increased its par value per share from .01 to .05. On January 30, 2004 the Company increased its authorized shares of common stock to 1,250,000,000 shares. On April 15, 2004 the Company increased its authorized shares of common stock to 2,000,000,000 shares. As referenced in Note 12 on October 10, 2005, the Company decreased its par value from .05 to .001. The Company’s financials reflect a par value of .001 for all periods presented.

For the year ended December 31, 2004, 1,402,629,771 new common stock shares were issued, of which 1,344,693,154 shares are considered restricted, as follows:

For the year ended December 31, 2004, the Company issued 873,777,544 shares of common stock for the conversion and/or satisfaction of debt. Of these shares issued for debt, a total of 758,833,001 shares were issued to James Turek, Sr., the Company’s president and a related party. The value for the consideration of the satisfaction of debt was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, the Company issued 464,719,539 shares of common stock for services received by the Company. The value of the services was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, the Company issued 64,132,688 shares of common stock in consideration for cash received by the Company from third parties as a part of a private placement completed in 1995, of which 43,904,912 shares were issued to the Company’s president and a related party. The common shares were previously considered subscribed (not issued) by the Company as of December 31, 2003 in the amount of $64,133.

On October 10, 2005 the Company increased its authorized shares of common stock from 3,000,000,000 shares with a par value of .05 to 5,000,000,000 million shares with a par value of .001. The Company’s financials reflect a par value of .001 in-order to accurately present the current status of the Company. A par value of .001 has been reflected in all periods presented.

Item 7. Financial Statements and Supplementary Data

The Audited Financial Statements required by this Item is attached hereto at the end of this report on page F-1 through F- 18 and is hereby incorporated by reference.

ITEM 8. Changes with and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President, CFO and Chief Executive Officer, James Turek, Sr. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 32.1, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the Rule 13a_14(a)/15d.,14(a) Certifications). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a_14(a)/15d,14(a) Certifications. This information should be read in conjunction with the Rule 13a_14(a)/15d.,14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d.14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

We also sought to deal with other controls matters in the evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 9. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The following information, as of December 31, 2003 and December 31, 2004, is furnished with respect to each Director and Executive Officer:

Dates of

Dir./Consultants       Age Service Position with Company

James Turek, Sr.	60	2003 & 2004	President, Chief Executive Officer

The following is a summary of the business experience and other biographical information with respect to each of our officers and directors listed in the above-referenced table.

James Turek, Sr., President and CEO:

Mr. James Turek, Sr. founded Plasticon International, Inc. (formerly Wicklund Holding Company), approximately ten years ago and served as President and Chief Executive Officer since inception. He has degrees in Public Relations and Advertising. Mr. Turek has 5-year experience with McDonnell Douglas as a cost Analyst working for the Comptroller with responsibility for Convention Marketing, film and print media including DC-10, Phantom, P15 Eagle, Holography, Voice Synthesizing, latent finger prints, Aerospace as well as, at that time, the largest computer installation in the world with responsibility for Medical Diagram, grading and bus scheduling to name a few. Mr. Turek also has worked in the hospitality industry representing corporations and association marketing for more than 10 years.

Key Personnel:

James Bonn, Director of Accounting and Administration

Mr. Bonn is the CPA and Attorney. He has 14 years experience working with the Company in the area of contract administration, finance, accounting, audits and legal matters with a distinguished career in accounting and law practice over the last 40 years.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 6 years.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a Company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2004. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there is only one (1) director serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by James Turek, Sr., our President and Chief Executive Officer for the past three years.

SUMMARY COMPENSATION TABLE

Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
James Turek, Sr. Chief Executive Officer	2004 2003 2002	350,000 325,000 300,000 (accrued to date)	350,000 250,000 100,000 -	- - -		- - -	- - -	- - -

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2003 and December 31, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

All persons known by the Company to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2003, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)
Common Stock, $.001 Par Value	James N. Turek, Sr. 3166 Custer Dr. Lex., KY	2,574,717	Direct	54.4%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	2,667,020		56.4%

Security Ownership of Certain Beneficial Owners (1)(2).

All persons known by the Company to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2004, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)
Common Stock, $.001 Par Value	James N. Turek, Sr. 3166 Custer Dr. Lex., KY	251,222,745	Direct	17
Common Stock, $.001 Par Value	All Officers and Directors as a Group	34,138,424		19

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.

(2) This table is based upon information obtained from the Company's stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, the Company believes that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 12. Certain Relationships and Related Transactions

During the years ended 1989 through 2001, James Turek, Sr., the Company’s president advanced funds to the Company in the amount of $2,139,122. The promissory notes provided by the

Company to the Company’s president included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the year ended 2004 the Company’s president elected to convert several notes with a stated value of $1,708,130. In consideration of the conversion the Company’s president received 758,833,001 shares of the Company’s common stock. As of December 31, 2004 and 2003 the balances owed to the Company’s president was $430,992 and $2,139,122 respectively.

During the years ended 2001 through 2002, James Turek II, the company’s operation executive and the son of the Company’s president advanced funds to the company in the amount of $130,000. The promissory notes provided by the Company to the operation executive included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of December 31, 2004 and 2003 the balances owed to the Company’s operation executive was $130,000, respectively. There was no beneficial conversion interest as a result of this transaction.

During the years ended 2000 through 2003, James Bonn, the Company’s secretary advanced funds to the Company in the amount of $120,000. During the year ended 2004 the Company’s secretary advanced additional fund to the Company in the amount of $50,000. The promissory notes provided by the Company to the executive during these years included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of December 31, 2004 and 2003 the balances owed to the Company’s secretary was $120,000 and $170,000 respectively.

All the above notes payable are currently due at year ended December 31, 2004.

During the normal course of business, Lexreal LLC, A Kentucky limited liability company, paid for goods and service for the benefit of The Company for the years ended December 31, 2004 and 2003 in the amount of $62,408 and $0, respectively. Lexreal LLC is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal LLC for the years ended December 31, 2004 and 2003 in the amount of $62,408 and $0, respectively.

During the normal course of business, Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of The Company for the years ended December 31, 2004 and 2003 in the amount of $20,222 and $0, respectively. Promotional Containers, Inc. is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2004 and 2003 in the amount of $20,222 and $0, respectively.

During the normal course of business; Telco Blue, a Nevada corporation advanced funds to the Company for the years ended December 31, 2004 and 2003 in the amount of $140,507 and $795,386, respectively. Telco Blue, is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Telco Blue for the years ended December 31, 2004 and 2003 in the amount of $0 and $795,386, respectively.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Plasticon International, Inc. & Subsidiaries are included in Part II, Item 7:

Page
Independent Auditors’ Report..........................................	F - 1
Balance Sheet-December 31, 2004....................................	F - 2

Statements of Operations - years ended

December 31, 2004 ............................................	F - 3

Statements of Stockholders’ Equity – years ended

December 31, 2004 ............................................	F - 4

Statements of Cash Flows - years ended

December 31, 2004............................................	F - 5
Notes to Financial Statements..........................................	F - 6

2. Exhibits

14.1 Code of Ethics

31.1. Rule13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

None.

ITEM 14.	Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Mendoza Berger & Company, LLP, ("Mendoza") for our audit of the annual financial statements for the year ended December 31, 2004. Audit fees and other fees of auditors are listed as follows:

Years Ended December 31	2003	2004
Audit Fees (1)	$32,186	$10,729
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$32,186	$10,729

(1)

Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

--Signature Page Follows--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTICON INTERNATIONAL, INC.

(Registrant)

Date: May 4, 2006

/s/ James Turek, Sr.

James Turek, Sr.,

President, CEO and Director

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Plasticon International, Inc.

We have audited the accompanying balance sheets of Plasticon International, Inc. (Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plasticon International, Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

Irvine, California

April 18, 2006

PLASTICON INTERNATIONAL, INC.

(FORMERLY WICKLUND HOLDING)

BALANCE SHEETS

                                                                      December 31,              December 31,
                                                                              2004                      2003
                                                                       -----------               -----------

 ASSETS

Current assets
         Due from related parties (Note 6)                                $140,506                  $795,386
                                                                        ----------                ----------
                  Total current assets                                     140,506                   795,386

         Fixed assets, net                                                 519,043                   576,219
                                                                        ----------                ----------

Total assets                                                              $659,549                $1,371,605
                                                                        ==========                ==========

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
         Accounts payable                                                 $149,158                  $      -

         Notes payable  (Note 4 and 5)                                   5,276,402                 7,872,058

         Due to related parties (Note 6)                                    82,630                   795,386

         Accrued  liabilities                                            5,157,311                 4,277,591
                                                                      ------------               -----------
                  Total current liabilities                             10,665,501                12,945,036

         Commitment and contingencies                                           --                        --
                                                                       -----------               -----------

Stockholders' deficit
         Common stock; $0.001 par value;  5,000,000,000 shares authorized
         37,856,600 shares issued and outstanding for 2003 and
         1,440,486,371 shares issued and outstanding for 2004            1,440,486                    37,857

         Common stock subscribed
         (64,132,688 shares in 2003 and 0 in 2004)                              --                    64,133

         Additional paid-in capital                                     75,428,740                 1,551,202

         Accumulated deficit                                           (86,875,178)             (13,226,623)
                                                                       ------------            -------------
                  Total stockholders' deficit                          (10,005,952)             (11,573,431)
                                                                       ------------            -------------

Total liabilities and stockholders deficit                                $659,549                $1,371,605
                                                                       ============            =============

The accompanying notes are an integral part of these financial statements

F – 2

PLASTICON INTERNATIONAL, INC.

(FORMERLY WICKLUND HOLDING)

STATEMENT OF OPERATIONS

                                                                          Years ended December 31
                                                                          -----------------------

                                                                        2004                        2003
                                                                       -----                       -----

Revenues                                                     $            --                $         --

Cost of revenues                                                          --                          --
                                                             ---------------              --------------

         Gross profit                                                     --                          --

Operating expenses
         Selling, general and administrative                      73,448,109                     741,072
                                                             ---------------              --------------

                  Total operating expenses                        73,448,109                     741,072

         Loss from operations                                   (73,448,109)                   (741,072)

Interest expense                                                   (200,446)                    (405,437

Net loss                                                       $(73,648,555)                $(1,146,509)
                                                             ===============              ==============

Basic and diluted loss per common share                              $(0.05)                     $(0.03)
                                                             ===============              ==============

Basic and diluted weighted average common
         shares outstanding                                    1,440,486,371                  37,856,600
                                                             ===============              ==============

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

(FORMERLY WICKLUND HOLDING)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

                                                                           Common Stock                      Total
                                      Common Stock        Additional        Subscribed        Accumulated   Stockholders'
                                    Shares    Amount    Paid-in Capital     Not Issued        Deficit       Deficit
                              -------------   ------    ---------------    -----------       ------------   -------------

Balance, December 31, 2002        4,732,075   $4,732       $1,640,444         $8,016         $(12,080,114)  $(10,426,922)

 8:1 forward split               33,124,525   33,125         (89,242)         56,117                    -               -

Net loss                                  -        -                -              -           (1,146,509)    (1,146,509)
                              -------------   ------    --------------     -----------       -------------  -------------

Balance, December 31, 2003       37,856,600   37,857        1,551,202         64,133          (13,226,623)   (11,573,431)

Shares issued for
 previous subscribed shares      16,706,976   16,707                -       (16,707)                                    -

Shares issued for
 previous subscribed shares
 to related party                47,425,712   47,425                -       (47,425)                                    -

Shares issued for
 conversion of notes payable
 from related party             758,833,001  758,833          949,297              -                            1,708,130

Shares issued for
 conversion of notes payable     12,000,000   12,000        1,017,277                                           1,193,568

Shares issued for
 services                       567,664,082  567,664       71,910,964              -                           72,478,628

 Net loss                                                                                     (73,648,555)   (73,648,555)
                              ------------- ---------      ----------     -----------         ------------   ------------

Balance, December 31, 2004    1,440,486,371 1,440,486      75,428,740              -          (86,875,178)   (10,005,952)
                              ============= =========      ==========     ===========         ============   ============

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC.

(FORMERLY WICKLUND HOLDING)

STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31
                                                                                       ----------------------

                                                                                       2004                 2003
                                                                                       ----                 ----
Cash flows from operating activities:
         Net loss                                                                 $(73,648,554)              $(1,146,509)
         Adjustments to reconcile net loss to net
         cash used by operating activities:
                  Depreciation and amortization                                         57,176                     58,549
                  Issuance of common stock for services and
                    other expenses                                                  72,478,628                         --
                  Decrease in Debt as a result of settlement                                --                         --
                  conversion of debt to common stock                                        --                         --

         Changes in operating assets and liabilities:
                  Decrease in due from related parties                                 (7,877)                         --
                  Increase in accounts payable and accrued liabilities               1,028,879                   871,435
                                                                                 -------------                -----------
                      Net cash used by operating activities                           (91,748)                  (216,525)

Cash flows from financing activities:
         Increase in notes payable                                                      91,749                    166,525
         Advances from related party                                                        --                     50,000
                                                                                 -------------                -----------
                     Net cash provided by financing activities                          91,749                    216,525
                                                                                 -------------                -----------

Net change in cash                                                                         --                          --

Cash, beginning of period                                                                  --                          --
                                                                                 ------------                 -----------

Cash, end of period                                                              $         --                 $        --
                                                                                 ============                 ===========

Supplemental disclosure of cash flow information:

         Shares issued from previous subscribed stock                            $     64,132                 $        --
                                                                                 ============                 ===========
         Conversion of notes payable from related party                          $  1,708,130                 $        --
                                                                                 ============                 ===========
         Conversion of notes payable for common stock                            $  1,029,277                 $        --
                                                                                 ============                 ===========

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 1: BUSINESS OPERATIONS:

Nature of Business

Plasticon International, Inc. (formerly Wicklund Holdings) (“Plasticon” “We” “Us” “Our” or the “Company”), a Wyoming Corporation, designs, produces and distributes high-quality concrete accessories, transportation signage, plastic lumber and office supplies which are all produced from recycled and recyclable plastics. Plasticon International, Inc. is a leader, an innovator of cutting edge design, engineering and production of industrial and commercial products. Plasticon International, Inc. is a green company, environmentally friendly, using recycled plastics to produce its line of products.

Name Change and State of Incorporation

The Company, a corporation originally organized under the laws in state of Delaware on May 23, 1997, became a domestic corporation in the state of Wyoming on January 22, 2004. The Company formally changed its corporate name form Wicklund Holding to Plasticon International, Inc. on September 8, 2004.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

It is the Company’s policy to prepare its financial statements following generally accepted accounting principles of the United States of America, consistently applied.

Concentration of Credit Risk

The Company’s credit risk primarily consists of accounts that are due from related parties. Its uncollectible accounts are expensed currently using the direct write-off method. Bad debt expense was $0 for the years ended December 31, 2004 and 2003.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, service have been rendered or products have been shipped; the price to the buyer is fixed and determinable; and, collectibility is reasonably assured.

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Financial instruments consist principally of cash and various current liabilities. The estimated fair value of these instruments approximates their carrying value.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

Property and Equipment

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to twenty years using the straight-line method. The estimated service lives of property and equipment are as follows:

Manufacturing equipment	20 years
Tools and Molds	20 years
Office furniture and equipment	10 years

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), specifying the computation, presentation and disclosure of earnings per share information. Basic end fully diluted loss per share have been calculated based upon the weighted average number of shares outstanding.

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

The Company did not issue any share based employee compensation during the years ended December 31, 2004 and 2003.

Advertising

The Company follows the policy of charging the cost of advertising to expenses incurred. The Company has not incurred any advertising costs during the year ended December 30, 2004 or 2003.

New Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement of 133 on Derivative Instruments and Hedging Activities”, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company’s financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity. The adoption of this statement did not have a material impact on the Company’s financial position.

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under

F – 8

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in future periods.

Note 3: FIXED ASSETS

Major classes of property and equipment at December 31, 2004 and 2003 consist of the following:

2004	2003
Amount	Amount
----------	----------

Equipment and Molds	$ 1,061,142	$ 1,061,042
Office furniture and equipment	54,923	54,923
--------------		--------------
1,116,065		1,116,065
Less accumulated depreciation	(597,022)	(539,846)
--------------		--------------
Net property and equipment	$519,043	$576,219
=========		=========

Depreciation expense totaled $57,176 and $58,549 for the years ended December 31,

2004 and 2003, respectively.

F – 9

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 4: NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2004 and 2003:

2004	2003

Note payable to First National Bank

of Barnsville, Barnsville, Georgia	$ 2,095,410	$2,038,861

Note payable to Emerald Coast Bank/

Dennis Joslin LLC, Dyersburg, Tennessee	325,000	1,319,075

Note payable to Export Finance Network,

Coral Gables, Fl.	1,500,000	1,500,000

Note payable – Laser Engineering

Fort Lauderdale, Fl	625,000	625,000

	------------------	-----------------
Total Notes Payable	$4,545,410	$5,482,936
Less Current Portion	(4,545,410)	(5,482,936)
	-----------------	-----------------

Long Term Portion	$ --	$ --
	===========	===========

During 2000 the Company entered into a banking arrangement with the Bank of Barnsville. On September 10, 2004 the Company provided 8,000,000 shares of the its common stock to the Bank of Barnsville for use as a partial payment of the Company’s debt to the Bank of Barnsville. For the years ended 2004 and 2003 the company owed a balance of $2,095,410 and $2,038,861, respectively to the Bank of Barnsville.

On September 30, 2004 the Company entered into a settlement agreement with Emerald Coast Bank / Dennis Joslin LLC for debt owed by the Company to Emerald Coast Bank / Dennis Joslin LLC in the amount of $1,319,075. In connection with the settlement agreement Emerald Coast Bank / Dennis Joslin LLC accepted to receive $275,000 in which six equal installments payments in the amount of $25,000 would be paid from the date of the agreement. Additionally, the Company provided Emerald Coast Bank / Dennis Joslin LLC 2,000,000 shares of its common stock. The common stock was originally issued to the Company’s president who in turn provided the stock to Emerald Coast Bank / Dennis Joslin LLC. The terms of the settlement agreement also specified a penalty of 100% of the amount due under the payment plan should the amount not be paid timely by

F – 10

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 4: NOTES PAYABLE (Continued)

the Company. As of December 31, 2004 the Company incurred a penalty of $50,000 as a result of not paying the installments in accordance to the payment plan. As of December 31, 2004 and 2003 the Company reflected a liability to Emerald Coast Bank / Dennis Joslin LLC in the amount of $325,000 and $1,319,075, respectively.

On December 10, 2004 the company entered into discussions with Export Finance Network with intensions to negotiate and settle amounts due to Export Finance. As a part of the negotiations the company provided Export Finance with 2,000,000 shares of the Company’s common stock during the year ended 2004. The Company’s common stock was originally issued to the Company’s president who in turn provided the stock to Export Finance Network. As of December 31, 2004 and 2003 the Company reflected a liability to Export Financial Network in the amount of $1,500,000, respectively.

On September 24, 2002 Laser Engineering entered into a legal judgment case No. 01-2209-BKC-RBR-A against the Company for debt still owed by the Company to Laser Engineering in the amount of $625,000. As of December 31, 2004 and 2003 the Company was liable to Laser Engineering in the amounts of $625,000, respectively.

All the above notes payable are currently due as a result of non payment and default as of the year ended December 31, 2004.

Note 5: NOTES PAYABLE – RELATED PARTIES

The Company had the following notes payable outstanding as of December 31, 2004 and 2003 to related parties:

2004	2003

Notes payable – James Turek Sr.

Payable on demand, accruing interest

At ten percent (10%) per annum,

convertible into Plasticon International, Inc.

at the discretion of the holder.	$ 430,992	$ 2,139,122

Notes payable – James Turek II

Payable on demand, accruing interest

At ten percent (10%) per annum,

convertible into Plasticon International, Inc.

at the discretion of the holder.	130,000	130,000

F – 11

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 5: NOTES PAYABLE – RELATED PARTY (Continued)

During the years ended 1989 through 2001, James Turek Senior, the Company’s president advanced funds to the company in the amount of $2,139,122. The promissory notes provided by the Company to the Company’s president included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the year ended 2004 the Company’s president elected to convert several notes with a stated value of $1,708,130. In consideration of the conversion the Company’s president received 758,833,001 shares of the Company’s common stock. As of December 31, 2004 and 2003 the aggregate amounts owed to the Company’s president was $430,992 and $2,139,122 respectively.

During the years ended 2001 through 2002, James Turek II, the company’s operation executive and the son of the Company’s president advanced funds to the company in the amount of $130,000. The promissory notes provided by the Company to the operation executive included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of December 31, 2004 and 2003 the balances owed to the Company’s operation executive was $130,000, respectively. There was no beneficial conversion interest as a result of this transaction.

During the years ended 2000 through 2003, James Bonn, the Company’s secretary advanced funds to the Company in the amount of $120,000. During the year ended 2004 the Company’s secretary advanced additional fund to the Company in the amount of $50,000. The promissory notes provided by the Company to the executive during these years included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of December 31, 2004 and 2003 the balances owed to the Company’s secretary was $120,000 and $170,000 respectively.

All the above notes payable are currently due at year ended December 31, 2004.

F – 12

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 5: NOTES PAYABLE – RELATED PARTY (Continued)

2004	2003

Notes payable – James Bonn

Payable on demand, accruing interest

At ten percent (10%) per annum,

convertible into Plasticon International, Inc.

at the discretion of the holder.	170,000	120,000

	-----------------	-----------------
Total Notes Payable	$730,992	$2,389,122
Less Current Portion	(730,992)	(2,389,122)
	-----------------	-----------------

Long Term Portion	$ --	$ --
	===========	==========

Note 6: OTHER RELATED PARTIES TRANSACTIONS:

During the normal course of business, Lexreal LLC, A Kentucky limited liability company, paid for goods and service for the benefit of The Company for the years ended December 31, 2004 and 2003 in the amount of $62,408 and $0, respectively. Lexreal LLC is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal LLC for the years ended December 31, 2004 and 2003 in the amount of $62,408 and $0, respectively.

During the normal course of business, Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of The Company for the years ended December 31, 2004 and 2003 in the amount of $20,222 and $0, respectively. Promotional Containers, Inc. is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2004 and 2003 in the amount of $20,222 and $0, respectively.

During the normal course of business; Telco Blue, a Nevada corporation advanced funds to the Company for the years ended December 31, 2004 and 2003 in the amount of $140,507 and $795,386, respectively. Telco Blue, is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Telco Blue for the years ended December 31, 2004 and 2003 in the amount of $0 and $795,386, respectively.

F – 13

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 7: INCOME TAXES

The Company adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $81,718,000 which expire in various years through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $34,228,000 and $5,211,000 as of December 31, 2004 and 2003, respectively. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets are as follows:

December 31, 2004	December 31, 2003
---------	----------

Non-current:

Net operating loss carryovers	$32,197,000	$3,526,000
Accrued Expenses	2,031,000	1,685,000
Valuation allowance	(34,228,000)	(5,211,000)
	-----------------	----------------
Net deferred tax asset	$--	$--
	===========	==========

F – 14

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 7: INCOME TAXES (Continued)

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

December 31, 2004	December 31, 2003
---------	----------

Statutory federal tax (benefit) rate	(34.00) %	(34.00) %
Statutory state tax (benefit) rate	(5.40) %	(5.40) %
	_______	_______
Effective tax rate	(39.40) %	(39.40) %
Valuation allowance	39.40%	39.40%
	_______	_______
Effective income tax rate	0.00%	0.00%
	=======	=======

December 31, 2004	December 31, 2003
---------	----------

Non-current:

Net operating loss carryovers	$32,197,000	$3,526,000
Accrued Expenses	2,031,000	1,685,000
Valuation allowance	(34,228,000)	(5,211,000)
	-----------------	----------------
Net deferred tax asset	$--	$--
	===========	==========

F – 15

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 8: PREFERRED STOCK

On January 30, 2004 the company increased its authorized shares of preferred stock from 1,000,000 shares to 50,000,000 shares. On April 15, 2004 the company increased its authorized shares of preferred stock to 100,000,000 shares. No preferred stock was issued by the Company during the years ended 2004 and 2003.

Note 9: COMMON STOCK

On December 31, 2003, the Company declared an eight-to-one stock forward split on the shares of the Company’s common stock. Each shareholder on record at December 31, 2003 received eight shares for each share of common stock then held. All references in the financial statements to the number of shares outstanding and per share amounts have been stated to reflect the effect of the stock split for all periods presented. Holders of common stock are entitled to one vote for each share held.

On January 22, 2004 the company increased its authorized shares of common stock from 10,000,000 shares to 26,000,000 million shares and increased its par value per share from .01 to .05. On January 30, 2004 the company increased its authorized shares of common stock to 1,250,000,000 shares. On April 15, 2004 the company increased its authorized shares of common stock to 2,000,000,000 shares. As referenced in Note 12 on October 10, 2005 the Company decreased its par value from .05 to .001. The Company’s financials reflect a par value of .001 for all periods presented.

For the year ended December 31, 2004, 1,402,629,771 new common stock shares were issued, of which 1,344,693,154 shares are considered restricted, as follows:

For the year ended December 31, 2004, the Company issued 873,777,544 shares of common stock for the conversion and/or satisfaction of debt. Of these shares issued for debt, a total of 758,833,001 shares were issued to James N. Turek, Sr., the Company’s president and a related party. The value for the consideration of the satisfaction of debt was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, the Company issued 464,719,539 shares of common stock for services received by the Company. The value of the services was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, the Company issued 64,132,688 shares of common stock in consideration for cash received by the company from third parties as a part of a private placement completed in 1995, of which 43,904,912 shares were issued to

F – 16

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 9: COMMON STOCK (Continued)

the Company’s president and a related party. The common shares were previously considered subscribed (not issued) by the Company as of December 31, 2003 in the amount of $64,133.

NOTE 10: LOSSES PER SHARE

The following table represents the computation of basic and diluted losses per share:

December 31,2004	December 31, 2003

Losses available for common shareholders	$ (73,648,554)	$ (1,146,509)
============	============

Basic and fully diluted loss per share	$(0.05)	$(0.03)
	============	===========

Weighted average common shares outstanding	1,440,486,371	37,856,600
===========	===========

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 11: SUBSEQUENT EVENTS

On April 15, 2005 the company increased its authorized shares of common stock from 2,000,000,000 shares to 3,000,000,000 million shares.

On October 10, 2005 the company increased its authorized shares of common stock from 3,000,000,000 shares with a par value of .05 to 5,000,000,000 million shares with a par value of .001. The Company’s financials reflect a par value of .001 in-order to accurately present the current status of the Company. A par value of .001 has been reflected in all periods presented.

During the normal course of business, Lexreal LLC, A Kentucky limited liability company, paid for goods and service for the benefit of the Company from January 1, 2005 through the period ended September 30, 2005 in the amount of $549,513. Lexreal LLC is owned by James N. Turek Sr. the Company’s president and majority shareholder.

PLASTICON INTERNATIONAL, INC

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11: SUBSEQUENT EVENTS (Continued)

During the normal course of business, Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of the Company from January 1, 2005 through the period ended September 30, 2005 in the amount of $137,523 which is recorded in the liability account due to related parties subsequent the year ended December 31, 2004. Promotional Containers, Inc. is owned by James N. Turek Sr., the Company’s president and majority shareholder.

On January 3, 2005 the Company entered into an agreement to purchase certain assets of Promotional Containers, Inc. The terms of the agreement included a payment of $500,000 to be paid no later than May 31, 2006 as well as the issuance of 100,000,000 shares of non-convertible preferred stock. Promotional Containers, Inc. is owned by James N. Turek Sr., the Company’s president and majority shareholder

On December 5, 2005 the Company entered into an agreement to purchase ProMold, a Missouri corporation, for a purchase price of $3,500,000. The terms of the agreement included a cash payment of $2,500,000 with the balance $1,000,000 in the form of a 7% percent promissory note, with a five year term, which was secured by the assets purchased by the Company.

On January 3, 2006 James N. Turek Sr. the Company’s president forgave certain liabilities, which included compensation and interest owed to him, of which $4,819,572 was reflected during the year ended December 31, 2004.

On January 3, 2006 James N. Turek Jr. the son of the Company’s president forgave certain liabilities, which included compensation and interest owed to him, of which $191,000 was reflected during the year ended December 31, 2004.

On January 3, 2006 James Bonn the Company’s secretary forgave certain liabilities, which included interest owed to him, of which $42,000 was reflected during the year ended December 31, 2004.

On January 15, 2006 the Company purchased the controlling shares of Semco Distribution, Inc. a Nevada corporation and Ultimate Surface LLC, a Nevada limited liability company. The purchase was for a total sum of $2,750,000 payable as follows; $100,000 deposit, $550,000 upon completion of escrow, shares of restricted common stock with a valuation of $100,000 and $2,000,000 to be paid as cash performance payments based upon certain funding requirements.