Form 10-Q
period 2005-03-31
PLASTICON INTERNATIONAL, INC.
filed 2006-07-27
CIK 318262

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-10299

PLASTICON INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

WICKLUND HOLDING COMPANY

(Former name of small business issuer)

Wyoming	20-4263326
(State or other jurisdiction of	(IRS Employer identification No.)

incorporation or organization)

3288 Eagle View Lane, #290, Lexington, Kentucky 40509

(Address of principal executive offices)

(859) 245-5252

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the small business issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2005, there were 2,000,000,000 common shares outstanding.

TABLE OF CONTENTS

Page

Financial Information

Item 1	Financial Statements	3

Consolidated Balance Sheets as of
March 31, 2005 and December 31, 2004	F-1

Consolidated Statements of Operations for the three
and six months ended March 31, 2005 and 2004	F-2

Consolidated Statements of Cash Flows for the
six months ended March 31, 2005 and 2004	F-4

Notes to Consolidated Financial Statements	F-5

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	4

Item 3	Controls and Procedures	5

PART II - Other Information

Item 1	Legal Proceedings	5

Item 1A	Risk Factors

Item 2	Changes in Securities	6

Item 3	Defaults upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits.

Signatures	8

PLASTICON INTERNATIONAL, INC.

Financial Statements

For the Quarterly Periods Ended March 31, 2005 and 2004

CONTENTS

____

Pages

Financial Statements:

PLASTICON INTERNATIONAL, INC.

Balance Sheets

March 31, 2005 and December 31, 2004

(unaudited)

	March 31, 2005	December 31, 2004

Assets

Current assets:
Cash	$ -	$ -
Advances to related parties	2,153,304	140,506
Total current assets	2,153,304	140,506
Fixed assets, net	505,779	519,043
Other long-term assets	42,690	-
Total assets	$2,701,773	$659,549

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ -	$149,157
Notes payable	2,582,356	5,276,402
Advances by related parties	223,243	82,630
Accrued payroll and bonuses	3,239,284	3,031,284
Accrued interest due to related parties	2,050,847	2,032,572
Other accrued liabilities	314,080	93,456

Total current liabilities	8,409,810	10,665,501

Stockholders' deficit:
Preferred Shares, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2004 and December 31, 2004	-	-
Common stock; $0.001 par value; 5,000,000,000 shares authorized 2,000,000,000 shares issued and outstanding as of March 31, 2005 and 1,440,486,371 shares issued and outstanding as of December 31, 2004.	2,000,000	1,440,486
Common stock subscribed – not issued (199,464,884 shares)	2,209,074	-
Preferred stock subscribed – not issued (100,000,000 shares)	360,000	-
Additional paid-in capital	79,105,619	75,428,740
Accumulated deficit	(89,382,730)	(86,875,178)
Total stockholders' deficit	(5,708,037)	(10,005,952)
Total liabilities and stockholders' deficit	$2,701,773	$659,549

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Statements of Operations

For the three months ended March 31, 2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004

Revenue	$82,370	$ -

Cost of goods sold	2,510	-

Gross profit	79,860	-

Operating expenses:
Selling, general and administrative	2,493,933	473,464

Total operating expenses	2,493,933	473,464

Loss from operations	(2,414,073)	(473,464)

Other income (expense):
Interest expense	(18,275)	(36,274)
Debt forgiven	(140,506)	-
Forgiveness of debt	65,302	-

Total other expense	(93,479)	(36,274)

Net loss	($2,507,552)	($509,738)
Basic and diluted loss per common share	($0.002)	($0.001)
Basic and diluted weighted average common shares outstanding	1,636,096,621	354,767,632

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Statement of Stockholder's Deficit

For the three months ended March 31, 2005

(Unaudited)

									Total
	Preferred		Preferred shares	Common		Common shares	Additional	Accumulated	Stockholders'
	Shares	Amount	Subscribed not issued	Shares	Amount	Subscribed not issued	Paid-in-Capital	Deficit	Deficit
Balance, December 31, 2004	-	$-	$-	1,440,486,371	$1,440,486	$-	$75,428,740	$(86,875,178)	$(10,005,952)

Shareholder contribution to reduce notes payable	-	-	-	-	-	-	3,010,410		3,010,410

Forgiveness of debt	-	-	-	-	-	-	140,506		140,506

Debt forgiveness	-	-	-	-	-	-	(65,302)		(65,302)

Related party contribution to remove trade payable	-	-	-	-	-	-	66,482		66,482

PCI asset acquisition	-	-	360,000	-	-	-	(860,000)		(500,000)

Common Stock Subscribed	-	-	-	-	-	2,209,074	-		2,209,074

Issuance of common stock for:	-	-	-	-	-				-

Compensation	-	-	-	549,513,629	549,514		1,373,783		1,923,297

Service	-	-	-	10,000,000	10,000		11,000		21,000

Net Loss	-	-	-					(2,507,552)	(2,507,552)

Balance, March 31, 2005	-	$-	$360,000	2000,000,000	$2,000,000	$2,209,074	$79,105,619	$(89,382,730)	$(5,708,037)

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004
Cash flows from operating activities:

Net loss	($2,507,552)	($509,738)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt forgiven	140,506	-
Forgiveness of debt	(65,302)	-
Depreciation	13,265	14,283
Issuance of stock for services and other expenses	1,944,297	197,350

Changes in operating assets and liabilities:
Increase in deposits	(42,690)	-
Increase in advances from related party	414,633	-
Increase in accounts payable and accrued liabilities	127,591	234,833

Net cash used by operating activities	24,748	(63,272)

Cash flows from financing activities:
Increase (Decrease) in notes payable	(183,636)	22,937
Increase in notes and advances from related parties	158,888	40,335

Net cash provided (used) by financing activities	(24,748)	63,272

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -
Supplemental disclosure of cash flow information:

Shares issued - previously subscribed stock	$ -	$58,700
Conversion of notes payable from related party	$3,010,410	$1,708,129
Conversion of trade payable from related party	$66,482	$1,708,129
Shares issued for acquisition	$500,000	$ -
Stock Subscription related option and aquisition	$2,209,074	$ -

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements

(Unaudited)

1.	General

The condensed financial statements of Plasticon International, Inc. (the Company) do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report of Plasticon International, Inc. (Company). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2005.

The condensed financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its financial position at March 31, 2005 and December 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

2.	Property and Equipment

Major classes of property and equipment at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004

Equipment and molds	$1,061,142	$1,061,142
Office furniture and equipment	54,923	54,923
	1,116,065	1,116,065
Less accumulated depreciation	(610,286)	(597,022)

Net property and equipment	$505,779	$519,043

Depreciation expense totaled $13,265 and $14,283 for the periods ended March 31, 2005 and March 31, 2004, respectively.

3.	Notes Payable

Notes payable consists of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Note payable to First National Bank of Barnesville, Barnesville, Georgia	$500,000	$2,095,410
Notes payable to Dennis Joslin Company LLC, Dyersburg, Tennessee, personally guaranteed by majority shareholder	169,697	325,000
Note payable to Export Finance Network, Coral Gables, FL., personally guaranteed by majority shareholder	56,667	1,500,000
Note payable to Laser Engineering, Fort Lauderdale, FL., personally guaranteed by majority shareholder	625,000	625,000
Notes payable to related parties	1,230,992	730,992
Total notes payable	2,582,356	5,276,402
Less current portion	(2,582,356)	(5,276,402)
Long-term portion of notes payable	$ -	$ -

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

3.	Notes Payable, continued

The Company is currently in the process of settling the debt with the Bank of Barnesville. James N. Turek Sr. the Company’s president transferred 7,000,000 shares of his personally held Plasticon International, Inc. stock to the Bank of Barnesville in order to reduce the debt by $1,595,410 which was reflected on the financial statements as paid in capital. As of June 30, 2005 the company owed a balance of $500,000 to the Bank of Barnesville.

The Company restructured its debt with Dennis Joslin Company LLC during the six months ended June 30, 2005. As a result of this settlement, the Company recognized income from forgiveness of debt in the amount of $65,303 during the six months ended June 30, 2005. During the six months ended June 30, 2005, James N. Turek Sr., the Company’s president made a payment of $130,849 on behalf of the Company consistent with the payment terms of the settlement agreement. As of June 30, 2005 the Company owed a balance of $128,849 to Dennis Joslin Company.

The Company restructured its debt with Export Finance Network during the six months ended March 31, 2005. James N. Turek, Sr., the Company’s president, transferred 2,000,000 shares of his personally held Company stock to Export Finance Network. As a part of the restructure, Export Finance Network agreed to reduce the balance by $1,415,000 which was reflected on the financial statements as paid in capital. Based on the restructure, a balance of $85,000 was owed to Export Finance Network. During the six months ended June 30, 2006, James N. Turek Sr., the Company’s president made a payment on behalf of the Company in the amount of $49,583. As of June 30, 2005 the Company owed a balance of $35,416 to Export Finance Network.

On September 24, 2002 Laser Engineering received a legal judgement, case No. 01-2209-BKC-RBR-A, against the Company for debt owed by the Company to Laser Engineering in the amount of $625,000 During the quarter ended June 30, 2005 the Company entered into a settlement agreement with Laser Engineering whereby the Company recognized an income as a result of forgiveness of debt by Laser Engineering in the amount of $440,000. As of June 30, 2005 and December 31, 2004 the Company was still liable to Laser Engineering in the amount of $185,000 and $625,000, respectfully.

All the above notes payable are all currently due and payable as of March 31, 2005 and December 31, 2004, respectively.

3.	Notes Payable - Related Party Transactions

During the years ended 1989 through 2001, James N. Turek Sr., the Company’s president, advanced funds to the Company in the amount of $2,139,122. The promissory notes included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes in to the Company's common stock at the Company's stated par value as well as to receive for every three shares converted from this note, a fourth

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

3.	Notes Payable - Related Party Transactions, continued

to be issued by the Company for consideration of the note. During the year ended 2004, the Company's president elected to convert several notes with a stated value of $1,708,130. In consideration of the conversion, the James N. Turek, Sr. received 758,833,001 shares of the Company's common stock. As of both March 31, 2005 and December 31, 2004, the balance owed to the Company's president was $430,992. As of March 31, 2005 and December 31, 2004, the Company owes James N. Turek, Sr, the Company’s president $1,955,347 and $1,944,572, respectively, for accrued interest on past notes (amount included in accrued interest due to related parties).

During the years ended 2001 through 2002, James Turek II, the Company's operating officer and the son of the Company's president advanced funds to the Company in the amount of $130,000. The promissory notes provided by the Company to the operating officer included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company's common stock at the Company's stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of both March 31, 2005 and December 31, 2004, the balance owed to the Company's operation executive was $130,000. As of March 31, 2005 and December 31, 2004, the Company owes James N. Turek II,, $49,250 and $46,000, respectively, for accrued interest on past notes (amount included in accrued interest due to related parties).

During the years ended 2001 through 2003, James Bonn, the Company's secretary advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company's secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company's common stock at the Company's stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of March 31, 2005 and December 31, 2004, the balances owed to the Company's secretary were $170,000 and $120,000, respectively. As of March 31, 2005 and December 31, 2004, the Company owes James Bonn, $46,250 and $42,000, respectively, for accrued interest on past notes (amount included in accrued interest due to related parties).

During the normal course business, LexReal LLC, a Kentucky limited liability company, paid for goods and service for the benefit of the Company. As of March 31, 2005 and December 31, 2004, the balances owed to LexReal LLC were $64,403 and $62,408, respectively and included on the balance sheet as advances by related parties. During the course the March 31, 2005 quarter, LexReal LLC forgave balances owed by the Company in the amount of $64,403 which was reflected on the financial statements as paid in capital. LexReal LLC is owned by James N. Turek Sr., the Company's president and majority

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

3.	Notes Payable - Related Party Transactions, continued

shareholder. During 2005, the Company raised proceeds for the acquisitions and other operating needs through commitments to issue 199,464,884 free trading shares of Company stock (see Note 5). The proceeds received came to LexReal so the Company recorded a due from related party of $2,427,431 (entire amount recorded in first quarter 2005). LexReal made operating payments on behalf of the Company of $356,497 during the quarter ended March 31, 2005 which went to reduce the due from related party amount. As of March 31, 2005 and December 31, 2004, the Company is due $2,070,934.

During the normal course of business, Promotional Containers, Inc. (PCI), a Nevada corporation, paid for goods and services for the benefit of the Company. During the course the March 31, 2005 quarter, Promotional Containers, Inc. forgave balances owed by the Company in the amount of $20,222 which was reflected on the financial statements as paid in capital. PCI is owned by James N. Turek Sr., the Company's president and majority shareholder. As of March 31, 2005 and December 31, 2004, the Company owes Promotional Containers, Inc., $40,507 and $20,222 respectively related to goods and services paid by Promotional Containers, Inc. for the benefit of the Company. As of March 31, 2005 and December 31, 2004, the Company has a due from PCI of $82,370 and $0.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non interest bearing) by May 2006. Due to common control, paid in capital was reduced by $860,000 to record the transaction. As of June 30, 2006 the company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition.

During the normal course of business, the Company made available funds to Telco Blue, a Nevada corporation. Telco Blue is owned by the Company's majority shareholder. During 2005, the Company forgave this debt in the amount of $140,506. The Company has reflected an amount due from Telco Blue as of March 31, 2005 and December 31, 2004, in the amount of $0 and $140,506, respectively.

All the above notes payable are currently due as a result of non payment and default as of March 31, 2005.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

4.	Shares Subscribed, Not Issued

COMMON STOCK

During the quarter ended March 31, 2005, the Company subscribed 199,464,884 shares of common stock as a result of the company sale of its stock to individual investors in the amount of $2,427,432 which reflected a discount on the shares price pursuant to the terms of the agreement. The shares have not been issued as of March 31, 2005 and the Company has reflected common stock subscribed in the amount of $2,645,788 which was based on the market value on the date of the agreements. The agreement also provided the investors the option to purchase additional shares of the Company common stock at a forty percent discount on the Company’s market stock price. The options expire on September 9, 2009. The Company has established a liability reflective of the discount that may be incurred by the company by the exercise of the option in the amount of $218,356.

Common Stock Subscribed, Not Issued (Shares)

----------------------------------------------------------------------

	Other	Total
	------------	------------
Balance at December 31, 2004	--	--
Shares subscribed	$2,645,788	$2,645,788
Issuance of subscribed shares	--	--
Discount on shares	(218,356)	(218,356)
Stock Option liability	(218,356)	(218,356)
	------------	------------
Balance at March 31, 2005	$2,209,076	$2,209,076
	=========	=========

PREFERRED STOCK

During the period ended March 31, 2005, the Company subscribed 100,000,000 shares of preferred stock. The shares had not been issued as of March 31, 2005.

Following is a summary of the subscribed preferred share activity:

Preferred Stock Subscribed, Not Issued (Shares)
----------------------------------------------------------------------

	Other	Total
	------------	------------
Balance at December 31, 2004	--	--
Shares subscribed	$360,000	$360,000
Issuance of subscribed shares	--	--
	------------	------------
Balance at March 31, 2005	$360,000	$ 360,000
=========	=========

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

5.	Common Stock

During the period ended March 31, 2005, the Company issued 549,513,629 shares of common stock to Jim Turek Sr, the Company’s president and majority shareholder and 10,000,000 shares to an outside investor. The shares were issued primarily for compensation. Included in general and administrative expenses for the quarter ended March 31, 2005 is approximately $1,923,000 of compensation expense. The value for the consideration was based on the fair market value of the shares on the date of issue.

6.	Subsequent Events

On October 10, 2005, the Company increased its authorized shares of common stock from 3,000,000 shares with a par value of .05 to 5,000,000,000 shares with a par value of .001. All common stock activity has been adjusted to the .001 par value in the accompanying financial statements.

In December 2005, the Company acquired all the stock of Pro Mold, Inc. (Pro Mold), an injection molding facility in the Midwest. The purchase terms are payment of $2,500,000 in cash with the balance, $1,000,000 in the form of a 7% promissory note, a five year term, secured by Pro Mold’s assets purchased by the Company.

During 2005, the Company received approximately 5,771,180 in funding from Lexreal and approximately $213,278 in funding from PCI both of which are owned by James N. Turek Sr. the Company’s president and majority shareholder. The funds were significantly to utilized to pay for expenses on behalf of the company.

On January 3, 2006, James Turek Sr., the Company’s president and majority shareholder, forgave $5,799,849 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $5,436,338 in amounts due to James Turek Sr, have been reflected in the financial statements for the three months ended March 31, 2005

On January 3, 2006 James Turek II, the Company’s operating officer, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $348,625 in amounts due to James Turek II have been reflected in the financial statements for the three months ended March 31, 2005

On January 3, 2006 James Bonn, the Company’s secretary, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $216,250 in amounts due to James Bonn have been reflected in the financial statements for the three months ended March 31, 2005

On January 15, 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products. The purchase price of $2,750,000 consisted of $650,000 in cash and $2,000,000 in performance payments plus Plasticon’s restricted common stock with a valuation of $100,000. The number of shares to be issued will be based on the market value of the shares at the date of issuance.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this Form 10-QSB under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or the “Company” means Plasticon International, Inc. and its subsidiaries.

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

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2005 was $82,370, as opposed to zero revenue the three months ended March 31, 2004. The increase in revenue can be attributed to the fact that Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of the Company. During the course or the quarter March 31, 2005, Promotional Containers, Inc. forgave balances owed by the Company in the amount of $20,222. As of March 31, 2005, the Company owes Promotional Containers, Inc. (“PCI”), $40,507 and $20,222 respectively related to goods and services paid by Promotional Containers, Inc. for the benefit of the Company. As of March 31, 2005, the Company is due $82,370 from PCI.

Cost of revenue for the three months ended March 31, 2005 was $2,510. The gross profit for the three months ended March 31, 2005 was $79,860.

Selling, general and administrative expenses for the three months ended March 31, 2005, were $2,493,933 as opposed $473,464 for the same period ended March 31, 2004. Loss of operations for the three months ended March 31, 2005 was 2,414,073.

Interest expense for the period ended March 31, 2005 was $18,275, a decrease of $17,999, from the three month period ended March 31, 2004. The decrease in interest expense is due to a reduction of liabilities for the three months ended March 31, 2005 as compared to March 31, 2004.

Total liabilities and stockholder’s deficit for the quarter ended March 31, 2005 was $2,701,773 as opposed to $659,549 for the quarter ended March 31, 2004.

CAPITAL RESOURCES AND LIQUIDITY

For the three month period ended March 31, 2005, the Company sustained a loss of $2,507,552, or $(.002) per share (basic and diluted) on revenue of $82,370, as opposed to a loss of $509,783, or $(.001) per share (basic and diluted) on revenue of $0.00 for the first quarter of March 31, 2004. The increase is based upon numerous related party transactions as set forth in the Company’s financial statements and the fact that the Company had no revenue producing operations yet still had administrative expenses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations or capital resources.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

Properties

We currently lease 3,775 square feet of office space at 3288 Eagle View Lane, #290, Lexington, Kentucky 40509. The terms of our lease are from January 1, 2006 up and through December 31, 2010, with a monthly lease payment of $5,662.50.

PART 11

ITEM 1. LEGAL PROCEEDINGS

During the three month period ended March 31, 2005, we were not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2005, the Company subscribed 199,464,884 shares of common stock. The shares had not been issued as of March 31, 2005. During the period ended March 31, 2005, the Company subscribed 100,000,000 shares of preferred stock. The shares had not been issued as of March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2005, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2005, there were no submissions of matters to a vote of security holders.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended March 31, 2005, there were no reports on form 8-K.

EVENTS SUBSEQUENT TO THE YEAR ENDED 2004:

On October 10, 2005, the Company increased its authorized shares of common stock from 3,000,000 shares with a par value of .05 to 5,000,000,000 shares with a par value of .001. All common stock activity has been adjusted to the .001 par value in the accompanying financial statements.

In December 2005, the Company acquired all the stock of Pro Mold, Inc. (Pro Mold), an injection molding facility in the Midwest. The purchase terms are payment of $2,500,000 in cash with the balance, $1,000,000 in the form of a 7% promissory note, a five year term, secured by Pro Mold’s assets purchased by the Company.

During 2005, the Company received approximately 5,771,180 in funding from Lexreal and approximately $213,278 in funding from PCI both of which are owned by James N. Turek Sr. the Company’s president and majority shareholder. The funds were significantly to utilized to pay for expenses on behalf of the company.

On January 3, 2006, James Turek Sr., the Company’s president and majority shareholder, forgave $5,799,849 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $5,436,338 in amounts due to James Turek Sr, have been reflected in the financial statements for the three months ended March 31, 2005

On January 3, 2006 James Turek II, the Company’s operating officer, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $348,625 in amounts due to James Turek II have been reflected in the financial statements for the three months ended March 31, 2005

On January 3, 2006 James Bonn, the Company’s secretary, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $216,250 in amounts due to James Bonn have been reflected in the financial statements for the three months ended March 31, 2005.

On January 15, 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products. The purchase price of $2,750,000 consisted of $650,000 in cash and $2,000,000 in performance payments plus Plasticon’s restricted common stock with a valuation of $100,000. The number of shares to be issued will be based on the market value of the shares at the date of issuance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of July, 2006.

PLASTICON INTERNATIONAL, INC.

/s/ James N. Turek ---------------- James N. Turek, President