Form 10-Q
period 2005-09-30
PLASTICON INTERNATIONAL, INC.
filed 2006-07-31
CIK 318262

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of September 30, 2005, there were 2,438,043,339 common shares outstanding.

TABLE OF CONTENTS

Page

Financial Information

Item 1	Financial Statements	3

Consolidated Balance Sheets as of	F-1
September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the
nine months ended September 30, 2005 and 2004	F-2

Consolidated Statements of Cash Flows for the
nine months ended September 30, 2005 and 2004	F-4

Notes to Consolidated Financial Statements	F-5

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	4

Item 3	Controls and Procedures	5

PART II - Other Information

Item 1	Legal Proceedings	5

Item 1A	Risk Factors

Item 2	Changes in Securities	5

Item 3	Defaults upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits.

Signatures	8

PLASTICON INTERNATIONAL, INC.

Financial Statements

For the Quarterly Periods Ended September 30, 2005 and 2004

CONTENTS

____

Pages

Financial Statements:

PLASTICON INTERNATIONAL, INC.

Balance Sheets

September 30, 2005 and December 31, 2004

(unaudited)

Assets	September 30, 2005	December 31, 2004

Current assets:
Cash	$ -	$ -
Advances to related parties	752,946	140,506
Total current assets	752,946	140,506
Fixed assets, net	479,250	519,043
Other long-term assets	120,652	-
Total assets	$1,352,848	$659,549
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ -	$149,157
Notes payable	1,780,159	5,276,402
Advances by related parties	647,514	82,630
Accrued payroll and bonuses	3,641,811	3,031,284
Accrued interest due to related parties	2,087,396	2,032,572
Other accrued liabilities	318,796	93,456
Total current liabilities	8,475,676	10,665,501
Stockholders' deficit:
Preferred Shares, 100,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2005 and December 31, 2004	-	-
Common stock; $0.001 par value; 5,000,000,000 shares authorized 2,438,043,339 shares issued and outstanding as of September 30, 2005 and 1,440,486,371 shares issued and outstanding as of December 31, 2004.	2,438,043	1,440,486
Common stock subscribed – not issued (199,464,884 shares)	2,209,074	-
Preferred stock subscribed – not issued (100,000,000 shares)	360,000	-
Additional paid-in capital	85,738,196	75,428,740
Accumulated deficit	(97,868,141)	(86,875,178)
Total stockholders' deficit	(7,122,828)	(10,005,952)
Total liabilities and stockholders' deficit	$1,352,848	$659,549

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Statements of Operations

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	September 30, 2005	September 30, 2004
Revenue	$136,965	$ -
Cost of goods sold	922,213	-
Gross profit (loss)	(785,248)	-
Operating expenses:
Selling, general and administrative	12,088,184	72,621,685
Total operating expenses	12,088,184	72,621,685
Loss from operations	(11,302,936)	(72,621,685)
Other income (expense):
Interest expense	(54,824)	(377,882)
Debt forgiven	(140,506)	-
Forgiveness of debt	505,303	-
Total other expense	309,973	(377,882)
Net loss	($10,992,963)	($72,999,567)
Basic and diluted loss per common share	($0.006)	($0.072)
Basic and diluted weighted average common shares outstanding	1,942,609,439	1,014,271,846

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Statement of Stockholder's Deficit

For the nine months ended September 30, 2005

(Unaudited)

									Total
	Preferred		Preferred shares	Common		Common shares	Additional	Accumulated	Stockholders'
	Shares	Amount	Subscribed not issued	Shares	Amount	Subscribed not issued	Paid-in-Capital	Deficit	Deficit
Balance, December 31, 2004	-	$-	$-	1,440,486,371	$1,440,486	$-	$75,428,740	$(86,875,178)	$(10,005,952)

Shareholder contribution to reduce notes payable	-	-	-	-	-	-	3,093,040		3,093,040

Forgiveness of debt	-	-	-	-	-	-	140,506		140,506

Debt forgiveness	-	-	-	-	-	-	(505,303)		(505,303)

Related party contribution to remove trade payable	-	-	-	-	-	-	377,730		377,730

Related party payment of professional fees	-	-	-	-	-	-	590,000		590,000

PCI asset acquisition	-	-	360,000	-	-	-	(860,000)		(500,000)

Common Stock Subscribed	-	-	-	-	-	2,209,074	-		2,209,074

Issuance of common stock for:	-	-	-	-	-				-

Compensation	-	-	-	987,556,968	987,557		7,462,483		8,450,040

Service	-	-	-	10,000,000	10,000		11,000		21,000

Net Loss	-	-	-					(10,992,963)	(10,992,963)

Balance, September 30, 2005	-	$-	$360,000	2,438,043,339	$2,438,043	$2,209,074	$85,738,196	$(97,868,141)	$(7,122,828)

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	($10,992,963)	($72,999,567)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt forgiven	140,506	-
Forgiveness of debt	(505,303)
Depreciation	39,793	42,872
Issuance of stock for services and other expenses	8,471,040	71,972,606

Changes in operating assets and liabilities:
Increase in deposits	(120,652)	-
Increase in advances from related party	1,814,992	117,991
Increase in accounts payable, accrued liabilities and Other liabilities	846,083	698,834

Net cash used by operating activities	(306,504)	(167,264)

Cash flows from financing activities:
Increase (Decrease) in notes payable	(313,204)	68,811
Increase in notes and advances from related parties	619,708	98,453

Net cash provided (used) by financing activities	306,504	167,264
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -
Supplemental disclosure of cash flow information:
Shares issued - previously subscribed stock	$ -	$64,132
Conversion of notes payable from related party	$3,093,040	$1,708,130
Conversion of trade payable from related party	$967,730	$
Shares issued for acquisition	$500,000	$ -
Stock Subscription related option and acquisition	$2,209,074	$ -
Stock issued for compensation and services	$8,471,040	$71,972,606

The accompanying notes are an integral part of these financial statements

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements

(Unaudited)

1.	General

The condensed financial statements of Plasticon International, Inc. (the Company) do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Annual Report of Plasticon International, Inc. (Company). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period ended September 30, 2005 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2005.

The condensed financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its financial position at September 30, 2005 and December 31, 2004, and its results of operations and cash flows for the nine months ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

Going concern

The Company had $136,965 in revenues from continuing operations for the nine months ended September 31, 2005. For the nine months ended September 30, 2005, the Company incurred a net loss from continuing operations of $11,302,936.

As of September 30, 2005, the Company had an accumulated deficit of $97,868,141 negative working capital of $7,122,828, current portion of notes payable of $1,780,159 and accrued payroll and bonuses of $3,641,811. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2006, primarily due to the company’s inability to generate revenues sufficient to finance its operations.

These factors, as well as the risk factors set out elsewhere in the Company's financial statements raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to continue operations through the issuance of equity. There can be no assurance that management’s plans will be successful.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

2.	Property and Equipment

Major classes of property and equipment at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
Equipment and molds	$1,061,142	$1,061,142
Office furniture and equipment	54,923	54,923
	1,116,065	1,116,065
Less accumulated depreciation	(636,815)	(597,022)
Net property and equipment	$479,250	$519,043

Depreciation expense totaled $39,793 and $42,871 for the periods ended September 30, 2005 and September 30, 2004, respectively.

3.	Notes Payable

Notes payable consists of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Note payable to First National Bank of Barnesville, Barnesville, Georgia	$500,000	$2,095,410
Notes payable to Dennis Joslin Company LLC, Dyersburg, Tennessee, personally guaranteed by majority shareholder	-	325,000
Note payable to Export Finance Network, Coral Gables, FL., personally guaranteed by majority shareholder	14,167	1,500,000
Note payable to Laser Engineering, Fort Lauderdale, FL., personally guaranteed by majority shareholder	35,000	625,000
Notes payable to related parties	1,230,992	730,992
Total notes payable	1,780,159	5,276,402
Less current portion	(1,780,159)	(5,276,402)
Long-term portion of notes payable	$ -	$ -

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

3.	Notes Payable, continued

The Company is currently in the process of settling the debt with the Bank of Barnesville. James N. Turek Sr. the Company’s president transferred 7,000,000 shares of his personally held Plasticon International, Inc. stock to the Bank of Barnesville in order to reduce the debt by $1,595,410 which was reflected on the financial statements as paid in capital. As of September 30, 2005 and December 31, 2004, the Company owed a balance of $500,000 and 2,095,410, respectively, to the Bank of Barnesville.

The Company restructured its debt with Dennis Joslin Company LLC during the nine months ended September 30, 2005. As a result of this settlement, the Company recognized income from forgiveness of debt in the amount of $65,303 during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, James N. Turek Sr., the Company’s president made payments of $259,697 on behalf of the Company consistent with the payment terms of the settlement agreement. As of September 30, 2005 and December 31, 2004, the Company owed a balance of $0 and $325,000, respectively to Dennis Joslin Company.

The Company restructured its debt with Export Finance Network during the nine months ended September 30, 2005. James N. Turek, Sr., the Company’s president, transferred 2,000,000 shares of his personally held Company stock to Export Finance Network. As a part of the restructure, Export Finance Network agreed to reduce the balance by $1,415,000 which was reflected on the financial statements as paid in capital. Based on the restructure, a balance of $85,000 was owed to Export Finance Network. During the nine months ended September 30, 2005, James N. Turek Sr, the Company’s president made a payment on behalf of the Company in the amount of $70,833 which was reflected on the financial statements as paid in capital. As of September 30, 2005 and December 31, 2004, the Company owed a balance of $14,167 and $1,500,000, respectively to Export Finance Network.

On September 24, 2002 Laser Engineering received a legal judgement, case No. 01-2209-BKC-RBR-A, against the Company for debt owed by the Company to Laser Engineering in the amount of $625,000. During the nine months ended September 30, 2005, the Company entered into a settlement agreement with Laser Engineering whereby the Company recognized income as a result of forgiveness of debt by Laser Engineering in the amount of $440,000. During the nine months ended September 30, 2005, James N. Turek Sr, the Company’s president made a payment on behalf of the Company in the amount of $150,000 which was reflected on the financial statements as paid in capital. As of September 30, 2005 and December 31, 2004 the Company owed a balance of $35,000 and $625,000, respectively to Laser Engineering.

All the above notes payable are all currently due and payable as of September 30, 2005 and December 31, 2004, respectively.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

Notes Payable To Related Parties Transactions

During the years ended 1989 through 2001, James N. Turek Sr., the Company’s president, advanced funds to the Company in the amount of $2,139,122. The promissory notes included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes in to the Company's common stock at the Company's stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the year ended 2004, the Company's president elected to convert several notes with a stated value of $1,708,130. In consideration of the conversion, the James N. Turek, Sr. received 758,833,001 shares of the Company's common stock. As of both September 30, 2005 and December 31, 2004, the balance owed to the Company's president was $430,992. As of September 30, 2005 and December 31, 2004, the Company owes James N. Turek, Sr, the Company’s president $1,976,896 and $1,944,572, respectively, for accrued interest on past notes (amount included in accrued interest due to related parties).

During the years ended 2001 through 2002, James Turek II, the Company's operating officer and the son of the Company's president advanced funds to the Company in the amount of $130,000. The promissory notes provided by the Company to the operating officer included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company's common stock at the Company's stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of both September 30, 2005 and December 31, 2004, the balance owed to the Company's operation executive was $130,000, and 0, respectively. As of September 30, 2005 and December 31, 2004, the Company owes James N. Turek II,, $55,750 and $46,000, respectively, for accrued interest on past notes (amount included in accrued interest due to related parties).

During the years ended 2001 through 2003, James Bonn, the Company's secretary advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company's secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company's common stock at the Company's stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of September 30, 2005 and December 31, 2004, the balances owed to the Company's secretary were $170,000 and $120,000, respectively. As of September 30, 2005 and December 31, 2004, the Company owes James Bonn, $54,750 and $42,000, respectively, for accrued interest on past notes (amount included in accrued interest due to related parties).

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

Notes Payable To Related Parties Transactions

During the normal course, LexReal LLC, a Kentucky limited liability company, paid for goods and service for the benefit of the Company. As of September 30, 2005 and December 31, 2004, the balances owed to LexReal LLC were $0 and $62,408, respectively, and included on the balance sheet as advances by related parties. During the course the September 30, 2005 quarter, LexReal LLC forgave balances owed by the Company in the amount of $64,403 which was reflected on the financial statements as paid in capital. LexReal LLC is owned by James N. Turek Sr., the Company's president and majority shareholder. During 2005, the Company raised proceeds for the acquisitions and other operating needs through commitments to issue 199,464,884 free trading shares of Company stock (see Note 5). The proceeds received came to LexReal so the Company recorded a due from related party of $2,427,431 (entire amount recorded in first quarter 2005). LexReal made operating payments on behalf of the Company of $1,811,350 during the nine months ended September 30, 2005 which went to reduce the due from related party amount. As of September 30, 2005 and December 31, 2004, the Company is due $615,981 and 0, respectively.

During the normal course of business, Promotional Containers, Inc. (PCI), a Nevada corporation, paid for goods and services for the benefit of the Company. During the course the March 31, 2005 quarter, Promotional Containers, Inc. forgave balances owed by the Company in the amount of $20,222 which was reflected on the financial statements as paid in capital. PCI is owned by James N. Turek Sr., the Company's president and majority shareholder. As of September 30, 2005 and December 31, 2004, the Company owes Promotional Containers, Inc., $167,832 and $20,222 respectively related to goods and services paid by Promotional Containers, Inc. for the benefit of the Company. As of September 30, 2005 and December 31, 2004, the Company has a due from PCI of $136,965 and $0.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non interest bearing) by May 2006. Due to common control, paid in capital was reduced by $860,000 to record the transaction. As of September 30, 2005 the company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition.

During the normal course of business, the Company made available funds to Telco Blue, a Nevada corporation. Telco Blue is owned by the Company's majority shareholder. During 2005, the Company forgave this debt in the amount of $140,506. The Company has reflected an amount due from Telco Blue as of September 30, 2005 and December 31, 2004, in the amount of $0 and $140,506, respectively.

All the above notes payable are all currently due and payable as of September 30, 2005 and December 31, 2004, respectively.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

4.	Shares Subscribed, Not Issued

Common Stock

During the nine months ended September 30, 2005, the Company subscribed 199,464,884 shares of common stock as a result of the company sale of its stock to individual investors in the amount of $2,427,432 which reflected a discount on the shares price pursuant to the terms of the agreement. The shares have not been issued as of September 30, 2005 and the Company has reflected common stock subscribed in the amount of $2,645,788 which was based on the market value on the date of the agreements. The agreement also provided the investors the option to purchase additional shares of the Company common stock at a forty percent discount on the Company’s market stock price. The options expire on September 9, 2009. The Company has established a liability reflective of the discount that may be incurred by the company by the exercise of the option in the amount of $218,356.

Common Stock Subscribed, Not Issued (Shares)

----------------------------------------------------------------------

	Other	Total
	------------	------------
Balance at December 31, 2004	--	--
Shares subscribed	$2,645,788	$2,645,788
Issuance of subscribed shares	--	--
Discount on shares	(218,356)	(218,356)
Stock Option liability	(218,356)	(218,356)
	------------	------------
Balance at September 30, 2005	$2,209,076	$2,209,076
	=========	=========

Preferred Stock

During the nine months ended September 30, 2005, the Company subscribed 100,000,000 shares of preferred stock. The shares had not been issued as of September 30, 2005.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

Following is a summary of the subscribed preferred share activity:

Preferred Stock Subscribed, Not Issued (Shares)
----------------------------------------------------------------------

	Other	Total
	------------	------------
Balance at December 31, 2004	--	--
Shares subscribed	$360,000	$360,000
Issuance of subscribed shares	--	--
	------------	------------
Balance at September 30, 2005	$360,000	$ 360,000
	=========	=========

5.	Common Stock

During the nine months ended September 30, 2005, the Company issued 987,556,968 shares of common stock to James N. Turek Sr., the Company’s president and majority shareholder and 10,000,000 shares to an outside investor. The shares were issued primarily for compensation. Included in general and administrative expenses for the nine months ended September 30, 2005 is approximately $8,450,040 of compensation expense. The value for the consideration was based on the fair market value of the shares on the date of issue.

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

During 2005, the Company received approximately $5,771,180 in funding from Lexreal and approximately $213,278 in funding from PCI both of which are owned by James N. Turek Sr. the Company’s president and majority shareholder. The funds were significantly utilized to pay for expenses on behalf of the company.

On January 3, 2006, James N. Turek Sr., the Company’s president and majority shareholder, forgave $5,799,849 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $5,622,112 in amounts due to James N. Turek Sr, have been reflected in the financial statements for the nine months ended September 30, 2005.

PLASTICON INTERNATIONAL, INC.

Notes to the Financial Statements, continued

(Unaudited)

6.	Subsequent Events, Continued

On January 3, 2006 James Turek II, the Company’s operating officer, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $379,500 in amounts due to James Turek II have been reflected in the financial statements for the nine months ended September 31, 2005

On January 3, 2006 James Bonn, the Company’s secretary, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $224,750 in amounts due to James Bonn have been reflected in the financial statements for the nine months ended September 31, 2005

On January 15, 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products. The purchase price of $2,750,000 consisted of $650,000 in cash and $2,000,000 in performance payments plus Plasticon’s restricted common stock with a valuation of $100,000. The number of shares to be issued will be based on the market value of the shares at the date of issuance.

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

RESULTS OF OPERATIONS

Revenue for the quarter ended September 30, 2005 was $136,965, as opposed to zero revenue the quarter ended September 30, 2004. The increase in revenue can be attributed to the fact that Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of the Company. During the nine months ended September 30, 2005, Promotional Containers, Inc. forgave balances owed by the Company in the amount of $20,222. As of September 30, 2005 and December 31, 2004, the Company owes Promotional Containers, Inc., $167,832 and $20,222 respectively related to goods and services paid by Promotional Containers, Inc. for the benefit of the company. As of September 30, 2005, the Company is due $136,965 from PCI.

Cost of revenue for the quarter ended September 30, 2005 was $922,213. The gross loss for the nine months ended September 30, 2005 was a deficit of $785,248.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $12,088,184 as opposed $72,621,685 for the same period ended September 30, 2004. Loss of operations for the quarter ended September 30, 2005 was $11,302,906 as opposed to $72,621,685 for the quarter ended September 30, 2004.

Interest expense for the period ended September 30, 2005 was $54,824, a decrease of $323,058, from the period ended September 30, 2004. The decrease in interest expense is due to decrease in liabilities.

CAPITAL RESOURCES AND LIQUIDITY

For the nine month period ended September 30, 2005, the Company sustained a loss of $10,992,936, or ($0.006) per share (basic and diluted) on revenue of $136,965, as opposed to a loss of $72,999,963, or ($0.07) per share (basic and diluted) on revenue of $0.00 for the nine months ended September 30, 2004. The increase is based upon numerous related party transactions as set forth in the Company’s financial statements set forth herein above and the fact that the Company had no revenue producing operations yet still had administrative expenses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations or capital resources.

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

PART 11

ITEM 1. LEGAL PROCEEDINGS

During the three month period ended September 30, 2005, we were not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES

During the period ended September 30, 2005, the Company issued 987,556,729 shares of common stock to Jim Turek Sr, the Company’s president and majority shareholder and 10,000,000 shares to an outside investor. The shares were issued primarily for compensation. Included in general and administrative expenses for the nine months ended September 30, 2005 is approximately $8,450,040 of compensation expense. The value for the consideration was based on the fair market value of the shares on the date of issue.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2005, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2005, there were no submissions of matters to a vote of security holders.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 2005, there were no reports on form 8-K.

SUBSEQUENT EVENTS:

On October 10, 2005, the Company increased its authorized shares of common stock from 3,000,000 shares with a par value of .05 to 5,000,000,000 million shares with a par value of .001. All common stock activity has been adjusted to the .001 par value in the accompanying financial statements.

In December 2005, the Company acquired all the stock of Pro Mold, Inc. (Pro Mold), an injection molding facility in the Midwest. The purchase terms are payment of $2,500,000 in cash with the balance $1,000,000 in the form of a 7% promissory note, wit a five year term, which was secured by the assets purchased by the Company.

During 2005, the Company received approximately $5,771,180 in funding from Lexreal and approximately $213,278 in funding from PCI both of which are owned by James N. Turek Sr. the Company's president and majority shareholder. The funds were significantly utilized to pay for expenses on behalf of the company.

On January 3, 2006, James N. Turek Sr., the Company’s president and majority shareholder, forgave $5,799,849 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $5,622,112 in amounts due to James N. Turek Sr, have been reflected in the financial statements for the nine months ended September 30, 2005

On January 3, 2006 James Turek II, the Company’s operating officer, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $379,500 in amounts due to James Turek II have been reflected in the financial statements for the nine months ended September 31, 2005

On January 3, 2006 James Bonn, the Company’s secretary, forgave $344,034 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which $224,750 in amounts due to James Bonn have been reflected in the financial statements for the nine months ended September 31, 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of July, 2006.

PLASTICON INTERNATIONAL, INC.

/s/ James N. Turek ---------------- James N. Turek, President