Form 10KSB
period 2005-12-31
PLASTICON INTERNATIONAL, INC.
filed 2006-09-08
CIK 318262

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the years ended December 31, 2004 and December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-10299

PLASTICON INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

WICKLUND HOLDING COMPANY

(Former name of small business issuer)

Wyoming	20-4263326
(State or other jurisdiction of	(IRS Employer identification No.)

incorporation or organization)

3288 Eagle View Lane, #290
Lexington, KY 40509

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

As of December 31, 2005, there were 3,727,740,100 common shares outstanding. The closing price of the Company’s common stock as of December 30, 2005 was $0.0044.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

TABLE OF CONTENTS

Page

PART I		4
Item 1.	Description of Business	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to Vote of Security Holders	7

	Part II
Item 5.	Market for Small business issuer’s Common Equity and Related
Stockholder Matters		7
Item 6.	Management’s Discussion and Analysis of Financial Condition
And Results of Operation		9
Item 7.	Financial Statements and Supplementary Data	19
Item 8.	Changes with and Disagreements With Accountants on
Accounting and Financial Disclosure		19
Item 8A. Controls and Procedures		19

Part III
Item 9.	Directors and Executive Officers of Small business issuer	21
Item 10. Executive Compensation		23

Item 11. Security Ownership of Certain Beneficial Owners and

Management	24
Item 12. Certain Relationship and Related Transactions	24

Part IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on

Form 8-K	26
Item 14. Principal Accountant Fees and Services	27

PART I

ITEM 1.	Description of Business

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

We have been in the oil and recycled plastics business since 1981. The Company’s line of plastic concrete accessories has been approved or accepted in all 50 states and several foreign countries including Poland, Israel, Canada, Mexico, and Egypt. In addition, its transportation signage has received Department of Transportation (DOT) approval or acceptance in all 50 states. Specifically, the Company offers for resale:

1.	Rebar supports
2.	Plastic lumber
3.	Information and Directional signage (i.e.; highway and state signs, etc.)
4.	Impermeable concrete-like products made from recycled glass.

A unique feature of all our products is that they are of the highest quality, yet do not require virgin raw material. Using recycled materials significantly reduces the cost of manufacturing and thus, we are considered a “green Company.” Our use of environmental waste as raw material in the production of new and innovative products will continue to reduce waste since the new products are themselves, recyclable.

Our primary products (80% of revenue) are concrete accessories. Over the course of 10 years in business, the Company has focused on the development of necessary molds and has obtained approval from each of the fifty states, all U.S. territories, and the Federal DOT for use of these concrete products

Examples where these products are in place include:

* CLEVELAND STADIUM ®

* THE ROCK-N-ROLL HALL OF FAME ®

* TAMPA CONVENTION CENTER ®

* TAMPA THREE MILE BRIDGE ®

* NEW YORK WORLD TRADE CENTER (BOMB SITE) ® (S)

* TORONTO SKY DOME ®

* FORD HEADQUARTERS IN TORONTO ®

* IBM HEADQUARTERS IN TORONTO ®

* CHATTANOOGA AQUARIUM ®

* DISNEY ORLANDO ® (PL) (S)

* UNIVERSAL STUDIOS ORLANDO ® (PL) (S)

* RUPP CONVENTION COMPLEX EXPANSION ®\

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

Our sales and distribution activities are managed from our Kentucky and Florida locations. The Company’s Rebar supports are manufactured at a custom molding company in St. Louis, Missouri. The Company produces plastic lumber and signage products on a contract basis according to the order’s precise specifications.

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

Employees

In the year 2005, based upon our acquisition of Pro-Mold, the company went from 6 corporate staff members to 60 full-time and contract employees.

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

Quarter Ended	Low	High

03/31/04	.03	.03
06/30/04	.018	.95
09/30/04	.0048	.021
12/31/04	.0034	.012

(b) Holders. The approximate number of holders of record of the registrant's Common Stock as of December 31, 2004 was 657.

Quarter Ended	Low	High

03/31/05	.0027	.0029
06/30/05	.0125	.0123
09/30/05	.0128	.0139
12/30/05	.0044	.0051

Dividends:

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

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-

dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 6.             Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

During 2005, the Company received approximately $5,771,180 in funding from Lexreal and approximately $213,278 in funding from PCI both of which are owned by James N. Turek, Sr., the Company’s president and majority shareholder. The funds were significantly utilized to pay for expenses on behalf of the company.

On January 3, 2006 James N. Turek Sr., the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, amounting to approximately $5,800,000.

On January 3, 2006, James N. Turek, Jr., the son of the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, amounting to approximately $344,000.

On January 3, 2006, James Bonn, the Company’s secretary, forgave certain liabilities, which included interest owed to him, amounting to approximately $344,000.

The acquisition of Pro Mold, Inc., allows the Company, for the first time in its history, to completely control the manufacturing process from procurement of the resins to production of the end user product.

On January 1 2006, the Company purchased the controlling shares of Semco Distribution, Inc., a Nevada corporation and Ultimate Surface LLC, a Nevada limited liability Company. The purchase was for a total sum of $2,750,000 payable as follows; $100,000 deposit, $550,000 upon completion of escrow, shares of restricted common stock with a valuation of $100,000 and $2,000,000 to be paid as cash performance payments based upon certain funding requirements. The $2,000,000 is an earn-out and capped at $2,000,000, but not a payment certain.

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

Results of Operations for the Year Ended 2005

Selected financial data
Year Ended December 31, 2005
Net Sales	$ 65,565

Net Loss	(31,659,904)
Net Loss per Common Share	(.01)

Weighted Average

Common Shares Outstanding	3,727,740,000

As of December 31, 2005

Total Assets		$ 6,293,238
Working Capital		(10,860,817)
Shareholders’ Equity	(Deficit)	(6,840,176)

No dividends have been declared or paid for any of the periods presented.

Results of Operations for the Year Ended 2004

Selected financial data
Year Ended December 31, 2004
Net Sales	$0.00

Net Loss	(73,648,555)
Net Loss per Common Share	(.05)

Weighted Average

Common Shares Outstanding	1,440,486,371

As of December 31, 2004

Total Assets	$659,549
Working Capital	(10,524,995)
Shareholders’ Equity (Deficit)	(10,005,952)

No dividends have been declared or paid for any of the periods presented.

The Company had a total of $6,293,238 in assets for the year ended 2005. We incurred operating expenses, consisting of selling, general (“SG&A”) and administrative expenses in the amount of $31,958,888 for the year ended 2005, as opposed to $73,448,109 for the year ended 2004. The total other income for the year ended 2005 was $327,646. Included in general and administrative expenses for the year ended December 31, 2005 is approximately $27,336,651 of salary expense. This increase can be explained by salary and consulting expenses as well as financial service expenses. We expect increases in expenses through the year 2006 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as marketing, advertising and sales. Net loss for the year ended 2005 was ($31,659,904) and the basic loss per share was ($0.01) as opposed to the loss for the year ended 2004 which was ($73,648,555) and the basic loss per share was ($0.05). We will likely continue to incur losses through the year 2006. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Our Total Liabilities and Stockholder’s Equity (Deficit) for year ending 2005 was $6,293,238, as opposed to $659,549 for the year ended 2004. As set forth on the Statement of Operations, the Net Sales for the company for the year ended 2005 was $65,565; The Cost of Sales for the year ended 2005 was ($94,227) and the Gross Margin was ($28,662).

The operating results during 2005 and 2004 were largely due to non-cash expense items and one time expenses incurred in the acquisition of companies, auditing and legal fees and that normal operating expense levels are approximately $120,000 per month.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

CRITICAL ACCOUNTING POLICIES

Method of Accounting

It is the Company’s policy to prepare its financial statements following generally accepted accounting principles of the United States of America, consistently applied. The Company’s credit risk primarily consists of accounts that are due from related parties. Its uncollectible accounts are expensed currently using the direct write-off method. Bad debt expense for the years ended December 31, 2005 was $0.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, service has been rendered or products have been shipped; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

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

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), specifying the computation, presentation and disclosure of earnings per share information. Basic and fully diluted loss per share have been calculated based upon the weighted average number of shares outstanding. There is no effect on earning per share for the year ended December 31, 2005 relating to the adoption of this standard.

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

The Company did not issue any share based employee compensation during the years ended December 31, 2005.

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

With respect to the cash flow for financing activities, there was an increase in notes payable of $1,793,319 during the year 2005.

Liquidity and Capital Resources for the Year Ended 2005

The net loss was ($31,659,904) for the year ended 2005. The depreciation was $53,057. The issuance of common stock for services and other expenses was $141,250. There was related parties’ forgiveness of debt of $3,575,623 an increase accounts payable accrued and other liabilities of $8,844 and an increase in advances from related parties of $501,643 resulting in the net cash used by operating activities of ($7,432,011). No shares were issued from previous subscribed stock during the year ended 2005. Conversion of notes payable from related parties was $6,526,842 yet no conversion notes payable for common stock for the year ended 2005 as opposed to $1,029,277 conversions for the year ended 2004.

With respect to the cash flow for financing activities, notes payable decreased by $6,526,842 for the year ended 2005.

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

On January 22, 2004, the Company increased its authorized shares of common stock from 10,000,000 shares to 26,000,000 million shares and increased its par value per share from .01 to .05. On January 30, 2004, the Company increased its authorized shares of common stock to 1,250,000,000 shares. On April 15, 2004, the Company increased its authorized shares of common stock to 2,000,000,000 shares. As referenced in Note 12 on October 10, 2005, the Company decreased its par value from .05 to .001. The Company’s financials reflect a par value of $.001 for all periods presented.

For the year ended December 31, 2004, 1,402,629,771 new common stock shares were issued, of which 1,344,693,154 shares are considered restricted.

For the year ended December 31, 2004, the Company issued 770,833,001 shares of common stock for the conversion and/or satisfaction of debt. Of these shares issued for debt, a total of 758,833,001 shares were issued to James N. Turek, Sr., the Company’s president and a related party. The value for the consideration of the satisfaction of debt was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, the Company issued 567,664,082 shares of common stock for services received by the Company. The value of the services was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, the Company issued 64,132,688 shares of common stock in consideration for cash received by the Company from third parties as a part of a private placement completed in 1995, of which 43,904,912 shares were issued to the Company’s president and a related party. The common shares were previously considered subscribed (not issued) by the Company as of December 31, 2003, in the amount of $64,133.

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

On October 10, 2005, the Company increased its authorized shares of common stock from 3,000,000,000 shares with a par value of .05 to 5,000,000,000 shares with a par value of .001. The Company’s financials reflect a par value of .001 in-order to accurately present the current status of the Company. A par value of .001 has been reflected in all periods presented.

On December 5, 2005 the Company entered into an agreement to purchase ProMold, a Missouri corporation, for a purchase price of $3,500,000. The terms of the agreement included a cash payment of $2,500,000 with the balance of $700,000 in the form of a 7% percent promissory note, with a five year term, which was secured by the assets purchased by the Company.

Subsequent Events:

In January 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products. The purchase terms are payment of $2,650,000 consisting of $650,000 in cash and $2,000,000 in performance payments (50% of net profits as defined) plus Plasticon restricted common stock worth $100,000. Additionally, the Company will pay a royalty payment (4% of net profits as defined) for twenty years beginning after the $2,000,000 of performance payments are made. The agreement includes a five year employment agreement with a base salary and other benefits specified.

Management is in the process of gathering information to apply purchase accounting to the SEMCO acquisition. The operations from SEMCO will be included in the operating results of the Company starting January 1, 2006.

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also, on that date the authorized shares of preferred stock increased to 6,000,000,000 shares.

On January 3, 2006, Jim Turek, Sr., the Company’s president and majority shareholder, forgave approximately $5,5400,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses of which was all reflected as of December 31, 2005.

On January 3, 2006, James N. Turek, Jr., the son of the Company’s president forgave certain liabilities, which included compensation and interest owed to him, of approximately $334,034.07 which was all reflected as of December 31, 2005. On January 3, 2006, James Bonn the Company’s secretary forgave certain liabilities which included interest owned to him, of which $334,034.07 was reflected during the year ended December 31, 2005.

Item 7. Financial Statements and Supplementary Data

The Audited Financial Statements required by this Item is attached hereto at the end of this report on page F-1 through F-21 and is hereby incorporated by reference.

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

We also sought to deal with other controls matters in the evaluation, and in each case, if a problem were identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

PART III

ITEM 9. Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The following information, as of December 31, 2005, is furnished with respect to each Director and Executive Officer:

Dates of

Dir./Consultants       Age Service Position with Company

James N. Turek, Sr.	61	2005	President, Chief Executive Officer

The following is a summary of the business experience and other biographical information with respect to each of our officers and directors listed in the above-referenced table.

James N. Turek, Sr., President and CEO:

Mr. James Turek (Jim), Sr. founded Plasticon International, Inc. (formerly Wicklund Holding

Company), approximately ten years ago and served as President and Chief Executive Officer since inception. Jim has degrees in Public Relations and Advertising. Mr. Turek had 5 years experience with McDonnell Douglas as a cost Analyst working for the Comptroller with responsibility for Convention Marketing, film and print media including DC-10, Phantom, P15 Eagle, Holography, Voice Synthesizing, latent finger prints, Aerospace as well as, at that time, the largest computer installation in the world with responsibility for Medical Diagram, grading and bus scheduling to name a few. Jim also has worked in the hospitality industry representing corporations and association marketing for more than 10 years.

Key Personnel:

James Bonn, Director of Accounting and Administration

Mr. Bonn is the CPA and Attorney. James has 15 years experience working with the Company in the area of contract administration, finance, accounting, audits and legal matters with a distinguished career in accounting and law practice over the last 40 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a Company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

SUMMARY COMPENSATION TABLE

Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
James Turek, Sr. Chief Executive Officer	2005 2004 2003	633,000* 350,000 325,000	350,000 250,000	- - -		- - -	- - -	- - -

* Said salary has been deferred.

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

All persons known by the Company to own beneficially more than 5% of any class of the Company's outstanding stock on December 31, 2005, are listed below:

Title of Class	Name and Address	# Shares	Nature of Ownership	Current % Owned (w)
Common Stock, $.001 Par Value	James N. Turek, Sr. 3166 Custer Dr. Lex., KY	1,884,863,259	Direct	50.56%
Common Stock, $.001 Par Value	All Officers and Directors as a Group	1,884,863,259		50.56%

Security Ownership of Certain Beneficial Owners (1)(2).

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

ITEM 12. Certain Relationships and Related Transactions

During the years ended 1989 through 2001, James Turek, Sr., the Company’s president advanced funds to the company in the amount of $2,139,122. The promissory notes provided by the Company to James Turek, Sr. included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the year ended 2004 the Company’s president elected to convert several notes with a stated value of $1,708,130. In consideration of the conversion the Company’s president received

758,833,001 shares of the Company’s common stock. As of December 31, 2005 and 2004 the aggregate amounts owed to the Company’s president was $924,841 and $430,992, respectively.

During the years ended 2001 through 2002, James Turek II, the company’s operation executive and the son of the Company’s president, advanced funds to the company in the amount of $130,000. The promissory notes provided by the Company to the operation executive included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. There was no beneficial conversion interest as a result of this transaction. As of December 31, 2004 and 2003, the balances owed to the Company’s operation executive was $130,000, respectively.

During the years ended 2000 through 2003, James Bonn, the Company’s secretary, advanced funds to the Company in the amount of $120,000. During the year ended 2004 the Company’s secretary advanced additional fund to the Company in the amount of $50,000. The promissory notes provided by the Company to the executive during these years included an interest rate of ten percent (10%) per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of December 31, 2005 and 2004 the balances owed to the Company’s secretary was $120,000.

All the above notes payable are currently due at year ended December 31, 2005.

During the normal course of business, Lexreal LLC (“Lexreal”), a Kentucky limited liability company, paid for goods and service for the benefit of the Company for the years ended December 31, 2005 and 2004 in the amount of $0 and $62,408, respectively. Lexreal is owned by James N. Turek Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal LLC for the years ended December 31, 2005 and 2004 in the amount of $0 and $62,408, respectively. During 2005, the Company raised proceeds for the acquisitions and other operating needs through commitments to issue 199,464,884 free trading shares of Company stock. The proceeds received came to Lexreal so the Company recorded a due from related party of $2,645,788 during the quarter ended March 2005. Lexreal made operating and financing payments on behalf of the Company of approximately $4,100,000 during which went to reduce the due from related party amount. The financing has been converted to preferred stock commitment as of December 31, 2005. The shares will be issued in 2006. Additionally, Lexreal provided the shares of Company stock to the investors. In return, Lexreal has received a preferred stock commitment.

During the normal course of business, Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of the Company for the years ended December 31, 2005 and 2004 in the amount of $501,642 and $20,222, respectively. Promotional Containers, Inc. is owned by James N. Turek, Sr., the Company’s president and majority shareholder. During the six months ended June 30, 2005 Promotional Containers, Inc. forgave balances owed by the Company in the amount of $20,222. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2005 and 2004 in the amount of $501,642 and $20,222, respectively. The Company has reflected an amount due from PCI of 65,565 as of December 31, 2005.

During the normal course of business; Telco Blue, a Nevada corporation advanced funds to the Company for the years ended December 31, 2005 and 2004 in the amount of $0 and $140,507, respectively. Telco Blue is owned by James N. Turek, Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to Telco Blue for the years ended December 31, 2005 and 2004 in the amount of $0 and $140,507. During 2005, the Company forgave this debt.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). PCI is owned by James N. Turek, Sr., the Company's president and majority shareholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non interest bearing) by May 2006. Due to common control, paid in capital was reduced by $860,000 to record the transaction. As of December 31, 2005, the company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements

32.1 The following financial statements of Plasticon International, Inc. & Subsidiaries are included in Part II, Item 7:

Page

Independent Auditors’ Report...........................................	F – 1

Balance Sheet- - years ended

December 31, 2005 and 2004.................................	F – 2&3

Statements of Operations – years ended

December 31, 2005 and 2004..................................	F – 4

Statements of Stockholders’ Equity – years ended

December 31, 2005 and 2004...................................	F – 5

Statements of Cash Flows – years ended

December 31, 2005 and 2004...................................	F – 6&7
Notes to Financial Statements..........................................	F – 8

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Mendoza Berger & Company, LLP (“Mendoza”), for our audit of the annual financial statements for the years ended December 31, 2005 and December 31, 2004. Audit fees and other fees of auditors are listed as follows:

Years Ended December 31	2005	2004
Audit Fees (1)	189,662.30	$
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	189,662.30	$

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

--Signature Page Follows—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTICON INTERNATIONAL, INC.

(Registrant)

Date: August , 2006

/s/ James N. Turek, Sr.

James N. Turek, Sr.,

President, CEO and Director

PLASTICON INTERNATIONAL, INC.

AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2

Consolidated Statements of Operations	4

Consolidated Statement of Stockholders’ Deficit	5

Consolidated Statement of Cash Flows	6

Notes to Consolidated Financial Statements	8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Plasticon International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Plasticon International, Inc. and its subsidiary (Formerly Wicklund Holding), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plasticon International, Inc. and its subsidiary as of December 31, 2005 and 2004, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

Irvine, California

August 18, 2006, except for footnote 13 which is dated September 1, 2006

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Current assets:

Cash	$150	$-
Accounts receivable, net	300,281	-
Raw material inventories	295,387	-
Finished goods inventories	279,420	-
Due from related parties	170,809	140,506
Prepaid Deposit Equipment	362,000	-
Other current assets	89,024	-

Total current assets	1,497,071	140,506

Fixed assets, net	1,706,543	519,043

Other assets:
Goodwill	3,089,624	-

Total assets	$6,293,238	$659,549

The accompanying notes are an integral part of these financial statements	2

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2005	2004

Current liabilities:
Bank overdraft	$313,264	$-
Accounts payable	528,673	149,158
Accrued payroll and bonuses due to related parties	4,165,148	3,031,284
Accrued Interest	2,105,671	2,126,027
Accrued Pro Mold purchase price	1,283,942	-
Notes payable, current portion	983,108	4,545,410
Notes payable, related parties	1,724,841	730,992
Lines of credit	342,413	-
Due to related parties	501,643	82,630
Other current liabilities	409,185	-

Total current liabilities	12,357,888	10,665,501

Notes payable, net of current portion	775,526	-

Total liabilities	13,133,414	10,665,501
	3,727,740	1,440,486
Stockholders’ deficit:

Common stock; $0.001 par value; 5,000,000,000 shares authorized, 3,727,740,100 shares issued and outstanding as of December 31, 2005 and 1,440,486,371 shares issued and outstanding as of December 31, 2004

Preferred Shares; $1 par value; 100,000,000 shares authorized, 0 shares issued and outstanding as of December 2005 and 2004	-	-
Common stock subscribed- not issued	4,160,539	-
Preferred stock subscribed - not issued	360,000	-
Additional paid-in capital	103,446,627	75,428,740
Accumulated deficit	(118,535,082)	(86,875,178)
	(6,840,176)	(10,005,952)
Total stockholders' deficit
Total liabilities and stockholders' deficit	$6,293,238	$659,549

The accompanying notes are an integral part of these financial statements	3

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenue	$65,565	$ -
Cost of goods sold	94,227	-
Gross loss	(28,662)	-
Operating expenses:
Selling, general and administrative	31,958,888	73,448,109
Total operating expenses	31,958,888	73,448,109
Loss from operations	(31,987,550)	(73,448,109)

Other income (expense):
Interest expense	(73,099)	(200,446)
Forgiveness of debt	400,745	-
Total other income (expense)	327,646	(73,648,555)
Net loss	($31,659,904)	($73,648,555)
	($0.01)	($0.05)
Basic and diluted loss per common share
	2,164,757,608	1,440,486,371
Basic and diluted weighted average common shares outstanding

The accompanying notes are an integral part of these financial statements	4

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Common Stock	Preferred Stock			Total
	Shares	Amount	Subscribed, Not Issued	Subscribed, Not Issued	Additional Paid-in-Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2003	37,856,600	$ 37,857	$ 64,132	$ -	$ 1,551,202	$ (13,226,623)	$ (11,573,432)
Shares issued for previous subscribed shares	16,706,976	16,707	(16,707)	-	-	-	-
Shares issued for previous subscribed shares to related party	47,425,712	47,425	(47,425)	-	-	-	-
Shares issued for conversion of notes payable from related party	758,833,001	758,833	-	-	949,297	-	1,708,130
Shares issued for conversion of notes payable	12,000,000	12,000	-	-	1,017,277	-	1,029,277
Shares issued for services	567,664,082	567,664	-	-	71,910,964	-	72,478,628
Net loss for 2004	-	-	-	-	- -	(73,648,555)	(73,648,555)
Balance, December 31, 2004	1,440,486,371	1,440,486	-	-	75,428,740	(86,875,178)	(10,005,952)
Shareholder contribution to reduce notes payable	-	-	-	-	3,010,410	-	3,010,410
Related party forgiveness of debt	-	-	-	-	82,630	-	82,630
Related party contribution to remove trade payable	-	-	-	-	482,583	-	482,583
PCI asset acquisition	-	-	-	360,000	(860,000)	-	(500,000)
Conversion of related party debt to subscribed common stock	-	-	4,035,539	-	-	-	4,035,539
Conversion of related party debt to subscribed preferred stock	-	-	-	-	(218,357)	-	(218,357)
Pro Mold purchase			125,000				125,000
Issuance of common stock for:
Compensation	1,839,210,629	1,839,211	-	-	19,300,573	-	21,139,784
Conversion of note and interest payable to related party	438,043,100	438,043			6,088,799		6,526,842
Services	10,000,000	10,000			131,250		141,250
Net loss	-	-	-	-	-	(31,659,904)	(31,659,904)
Balance, December 31, 2005	3,727,740,100	$ 3,727,740	$ 4,160,539	$ 360,000	$ 103,446,627	$ (118,535,082))	$ (6,840,176)

The accompanying notes are an integral part of these financial statements	5

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Cash flows from operating activities: Net loss	$(31,659,904)	$(73,648,555)
Depreciation	53,057	57,176
Forgiveness of debt	3,575,623	-
Issuance of common stock for services and other expenses	21,281,034	72,478,628
Increase (decrease) in assets:
Accounts receivable Inventory Deposit on equipment Other assets Due from related party	(300,281) (574,807) (362,000) (89,024) (30,303)	- - - - -
Increase (decrease) in liabilities:
Bank overdraft Increase in accounts payable, accrued liabilities and other liabilities Advances from related parties Due to related party	164,107 8,844 501,643 -	- 1,028,878 - (7,877)
Net cash used by operating activities	(7,432,011)	(91,750)
Cash flows from financing activities:
Increase in notes payable Purchase of goodwill Conversion of notes payable from related parties Common stock subscriptions Preferred stock subscriptions Discount liabilities for future issued shares	1,793,319 (3,089,624) 6,526,842 4,160,539 360,000 (218,357)	91,750 - - - - -
Net cash provided by financing activities	9,532,719	91,750
Cash flows from investing activities:
Purchase of Pro Mold Purchase of PCI	(1,240,558) (860,000)	- -
Net cash used by investing activities	(2,100,558)	-
Net change in cash	150	-
Cash, beginning of period	-	-
Cash, end of period	$150	$ -

The accompanying notes are an integral part of these financial statements	6

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Supplemental disclosure of cash flow info:
Conversion of notes payable from related parties	$6,526,842	$1,708,130
Conversion of notes payable for common stock	$ -	$1,029,277
Shares issued from previous subscribed stock	$ -	$64,132
Common stock subscriptions	$4,160,539	$ -
Preferred stock subscriptions	$360,000	$ -
Issuance of common stock for service	$141,250	$ -
Issuance of common stock for compensation	$21,139,784	$ -
Discount liabilities for future issued shares	($218,357)	$ -

The accompanying notes are an integral part of these financial statements	7

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	Business, Basis of Presentation

Nature of Business

Plasticon International, Inc. (formerly Wicklund Holdings, “the Company” or “Plasticon”), a Wyoming Corporation, designs, produces and distributes high-quality concrete accessories, transportation signage, plastic lumber and office supplies which are all produced from recycled and recyclable plastics. Plasticon is a leader, an innovator of cutting edge design, engineering and production of industrial and commercial products. Plasticon is a green company, environmentally friendly, using recycled plastics to produce its line of products.

In December 2005, the Company acquired all the stock of Pro Mold, Inc. (Pro Mold), an injection molding facility in the Midwest (see Note 3).

Name Change and State of Incorporation

The Company, a corporation originally organized under the laws in state of Delaware on May 23, 1997, became a domestic corporation in the state of Wyoming on January 22, 2004. The Company formally changed its corporate name form Wicklund Holding to Plasticon International, Inc. on September 8, 2004.

2. Summary of Significant Accounting Policies

Method of Accounting

It is the Company’s policy to prepare its financial statements following generally accepted accounting principles of the United States of America, consistently applied.

Concentration of Credit Risk

The Company’s credit risk primarily consists of accounts that are due from related parties. Its uncollectible accounts are expensed currently using the direct write-off method. Bad debt expense was $0 for the years ended December 31, 2005 and 2004.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, services have been rendered or products have been shipped; the price to the buyer is fixed and determinable; and, collectibility is reasonably assured.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and various current liabilities. The estimated fair value of these instruments approximates their carrying value.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2. Summary of Significant Accounting Policies, continued

Principles of Consolidation

The financial position of Pro Mold as of December 31, 2005 (see Note 3) has been included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated. The operations of Pro Mold will be consolidated starting January 1, 2006.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

Property and Equipment

Property and Equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to twenty years using the straight line method. The estimated service lives of property and equipment are as follows:

Manufacturing equipment	20 years
Tools and Molds	20 years
Office furniture and equipment	10 years

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), specifying the computation, presentation and disclosure of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of shares outstanding.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2. Summary of Significant Accounting Policies, continued

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

Advertising

The Company follows the policy of charging the cost of advertising to expenses incurred. The Company has not incurred any advertising costs during the year ended December 30, 2005 or 2004.

New Accounting Pronouncements

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

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The Company does not expect that the adoption of FIN 47 will have a material effect on the financial condition or results of operations.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2. Summary of Significant Accounting Policies, continued

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Pro Mold Acquisition

The December 2005 acquisition of Pro Mold was accounted for as a purchase business combination under the provisions of the FASB’s SFAS No. 141, Business Combinations. The aggregate purchase price of $3,866,852 (including $366,852 of professional fees) was allocated to the assets acquired and liabilities assumed based on the respective fair values. The Company with the help of an independent appraiser has assessed the fair value of the property and equipment. The Pro Mold accounts receivable, inventory, accounts payable and accrued expenses and other assets and long term liabilities were estimates of management. Management is still in the process of finalizing the allocation of the purchase price, including the consideration of other intangible values. The Company will include Pro Mold in its operating results starting January 1, 2006.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

		December 31, 2005
Cash		$149
Accounts receivable		405,525
Inventory		574,807
Other current assets		89,023
Property and equipment		1,240,558
Goodwill		3,089,624
Bank overdraft		(313,264)
Accounts payable		(330,914)
Debt		(726,048)
Other liabilities		(162,608)
Net assets acquired		$3,866,852

	F-11

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

3. Pro Mold Acquisition (continued) Funded by: Related party funding in 2005 and 2006(See Note 7)	2,866,852
Long-term debt (See Note 6)	875,000
Common stock committed	125,000
Total	$3,866,852

As of December 31, 2005, the Company owes approximately $2,000,000 of the purchase price. The Company received related party financing in first quarter 2006 to make the remaining purchase payments. The related party financing has been converted to a preferred stock commitment

The unaudited pro forma information shown below assumes that the Pro Mold acquisition occurred as of January 1, 2005 and January 1, 2004. This pro forma financial statement information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the assets been acquired and liabilities been assumed at the beginning of 2004.

	2005	2004
	(unaudited)	(unaudited)
Revenue	$3,683,046	$3,015,381
Gross loss from operations	(4450190)	(1843824)
Net loss	(31713742)	(73693442)
Basic and diluted loss per share	($0.01)	($0.05)

4.	Property and Equipment

Major classes of property and equipment at December 31consist of the following:

	2005	2004
Equipment and molds	$2,301,700	$1,061,142
Office furniture and equipment	54,923	54,923
	2,356,623	1,116,065
Less accumulated depreciation	(650,080)	(597,022)
Net property and equipment	$1,706,543	$519,043

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

4. Property and Equipment (continued).

Depreciation expense totaled $53,058 and $57,176 for the periods ended December 31, 2005 and 2004, respectively.

5. Line of Credit

On April 30, 2005 the Company entered into an agreement for a revolving line of credit worth $400,000, with an interest rate of 7%with Unions Planters Bank to be used primarily for working capital. As of December 31, 2005 the balance due was $342,413.

6.	Notes Payable

Notes payable consist of the following as of December 31:

	2005	2004
Note payable to First National Bank of Barnesville, Barnesville, Georgia	$500,000	$2,095,410
Notes payable to Dennis Joslin Company LLC, Dyersburg, Tennessee, personally guaranteed by majority shareholder	-	325,000
Note payable to Export Finance Network, Coral Gables, FL., personally guaranteed by majority shareholder	-	1,500,000
Note payable to Laser Engineering, Fort Lauderdale, FL., personally guaranteed by majority shareholder	-	625,000
Note payable to John P. Murphy (seller of Pro Mold, see Note 3), payable over a five year period in equal installments of $175,000 and shall bear interest at the rate of 7% per annum	700,000	-
Other notes payable, non-interest bearing notes due in 2006	558,634	-
Total notes payable	1,758,634	4,545,410
Less current portion	(983,108)	(4,545,410)
Long-term portion of notes payable	$775,526	$ -

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

6.	Notes Payable (continued)

Future obligations of long term debt are as follows:

For the Year Ended December 31
2006	$2,707,949
2007	250,526
2008	175,000
2009	175,000
2010	175,000

Total	$3,483,475

During 2000 the Company entered into a banking arrangement with the Bank of Barnsville. On September 10, 2004 the Company provided 8,000,000 shares of the its common stock to the Bank of Barnsville for use as a partial payment of the Company’s debt to the Bank of Barnsville. For the years ended 2005 and 2004 the Company owed a balance of $500,000 and $2,095,410, respectively to the Bank of Barnsville. The Company is currently in the process of settling the debt with the Bank of Barnesville. James N. Turek Sr. the Company’s president transferred 7,000,000 shares of his personally held Plasticon International, Inc. stock to the Bank of Barnesville in order to reduce the debt to $500,000 in 2005.

On September 30, 2004 the Company entered into a settlement agreement with Emerald Coast Bank / Dennis Joslin LLC for debt owed by the Company to Emerald Coast Bank / Dennis Joslin LLC in the amount of $1,319,075. In connection with the settlement agreement Emerald Coast Bank / Dennis Joslin LLC accepted to receive $275,000 in which six equal installments payments in the amount of $25,000 would be paid from the date of the agreement. Additionally, the Company provided Emerald Coast Bank / Dennis Joslin LLC 2,000,000 shares of its common stock. The common stock was originally issued to the Company’s president who in turn provided the stock to Emerald Coast Bank / Dennis Joslin LLC. The terms of the settlement agreement also specified a penalty of 100% of the amount due under the payment plan should the amount not be paid timely by the Company. As of December 31, 2004 the Company incurred a penalty of $50,000 as a result of not paying the installments in accordance to the payment plan. As of December 31, 2005 and 2004 the Company reflected a liability to Emerald Coast Bank / Dennis Joslin LLC in the amount of $0 and $325,000, respectively.

The Company restructured its debt with Dennis Joslin Company LLC during the quarter ended June 30, 2005. As a result of this settlement, the Company recognized income from forgiveness of debt in the amount of $65,303 during the quarter ended June 30, 2005. During 2005, the Company’s president paid off the loan.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

6.	Notes Payable (continued)

On December 10, 2004 the company entered into discussions with Export Finance Network with intensions to negotiate and settle amounts due to Export Finance. As a part of the negotiations the company provided Export Finance with 2,000,000 shares of the Company’s common stock during the year ended 2004. The Company’s common stock was originally issued to the Company’s president who in turn provided the stock to Export Finance Network. As of December 31, 2005 and 2004 the Company reflected a liability to Export Financial Network in the amount of $0 and $1,500,000, respectively.

The Company restructured its debt with Export Finance Network during the quarter ended June 30, 2005. James N. Turek, Sr., the Company’s president, transferred 2,000,000 shares of his personally held Company's stock to Export Finance Network. As a part of the restructure Export Finance Network agreed to settle the balance by $1,415,000. Based on the restructure a balance of $85,000 was owed to Export Finance Network. During 2005, the Company’s president paid off the balance.

On September 24, 2002 Laser Engineering entered into a legal judgment case No. 01-2209-BKC-RBR-A against the Company for debt still owed by the Company to Laser Engineering in the amount of $625,000. As of December 31, 2005 and 2004 the Company was liable to Laser Engineering in the amounts of $0 and 625,000, respectively. During the quarter ended June 30, 2005 the Company entered into a settlement agreement with Laser Engineering whereby the Company recognized income as a result of forgiveness of debt by Laser Engineering in the amount of $440,000.

All the above notes payable described above are currently due as a result of non payment and default as of the year ended December 31, 2005.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

7.	Related Party Transactions

The Company had the following related party notes payable as of December 31:

	2005	2004
Note payable – James Turek Sr. Payable on demand, accruing interest at ten percent (10%) per annum, convertible into Plasticon International, Inc. at the discretion of the holder.

	$924,841	$430,992

Notes payable – James Turek II Payable on demand, accruing interest at ten percent (10%) per annum, convertible into Plasticon International, Inc. at the discretion of the holder.

		130,000
	130,000

Notes payable – James Bonn Payable on demand, accruing interest at ten percent (10%) per annum, convertible into Plasticon International, Inc. at the discretion of the holder.

	170,000
		170,000
Note payable to PCI (see above)	500,000	-

Total notes payable	1,724,841	730,992

Less current portion	(1,724,841)	(730,992)

Long term portion	$ -	$ -

During the years ended 1989 through 2001, James Turek Senior, the Company’s president advanced funds to the company in the amount of $2,139,122. The promissory notes provided by the Company to the Company’s president included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the year ended 2004 the Company’s president elected to convert several notes with a stated value of $1,708,130. In consideration of the conversion the Company’s president received 758,833,001 shares of the Company’s common stock. As of December 31, 2005 and 2004 the aggregate amounts owed to the Company’s president was $924,841 and $430,992, respectively.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

7.	Related Party Transactions (continued)

During the years ended 2001 through 2002, James Turek II, the company’s operation executive and the son of the Company’s president advanced funds to the company in the amount of $130,000. The promissory notes provided by the Company to the operation executive included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. There was no beneficial conversion interest as a result of this transaction. As of December 31, 2004 and 2003 the balances owed to the Company’s operation executive was $130,000, respectively.

During the years ended 2000 through 2003, James Bonn, the Company’s secretary advanced funds to the Company in the amount of $120,000. During the year ended 2004 the Company’s secretary advanced additional fund to the Company in the amount of $50,000. The promissory notes provided by the Company to the executive during these years included an interest rate of ten percent (10%) per annum. Additionally the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. As of December 31, 2005 and 2004 the balances owed to the Company’s secretary was $120,000.

All the above notes payable are currently due at year ended December 31, 2005.

During the normal course of business, Lexreal LLC (Lexreal), A Kentucky limited liability company, paid for goods and service for the benefit of The Company for the years ended December 31, 2005 and 2004 in the amount of $0 and $62,408, respectively. Lexreal is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal LLC for the years ended December 31, 2005 and 2004 in the amount of $0 and $62,408, respectively. During 2005, the Company raised proceeds for the acquisitions and other operating needs through commitments to issue 199,464,884 free trading shares of Company stock. The proceeds received came to Lexreal so the Company recorded a due from related party of $2,645,788 during the quarter ended March 2005. Lexreal made operating and financing payments on behalf of the Company of approximately $4,100,000 during which went to reduce the due from related party amount. The financing has been converted to preferred stock commitment as of December 31, 2005. The shares will be issued in 2006. Additionally, Lexreal provided the shares of Company stock to the investors. In return, Lexreal has received a preferred stock commitment.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

7.	Related Party Transactions (continued)

During the normal course of business, Promotional Containers, Inc., a Nevada corporation, paid for goods and services for the benefit of The Company for the years ended December 31, 2005 and 2004 in the amount of $501,642 and $20,222, respectively. Promotional Containers, Inc. is owned by James N. Turek Sr. the Company’s president and majority shareholder. During the six months ended June 30, 2005 Promotional Containers, Inc. forgave balances owed by the Company in the amount of $20,222. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2005 and 2004 in the amount of $501,642 and $20,222, respectively. The Company has reflected an amount due from PCI of 65,565 as of December 31, 2005.

During the normal course of business; Telco Blue, a Nevada corporation advanced funds to the Company for the years ended December 31, 2005 and 2004 in the amount of $0 and $140,507, respectively. Telco Blue, is owned by James N. Turek Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Telco Blue for the years ended December 31, 2005 and 2004 in the amount of $0 and $140,507. During 2005, the Company forgave this debt.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). PCI is owned by James N. Turek Sr., the Company's president and majority shareholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non interest bearing) by May 2006. Due to common control, paid in capital was reduced by $860,000 to record the transaction. As of December 31, 2005, the company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8. Income Taxes

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $111,013,000 which expire in various years through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets are as follows at December 31:

	2005	2004
Non-current:
Net operating loss carryovers	$43,739,000	$32,197,000
Accrued expenses	3,241,000	2,031,000
Valuation allowance	(46,980,000)	(34,228,000)
Net deferred tax asset	$ -	$ -

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8. Income Taxes (continued)

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	2005	2004
Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(5.40)%	(5.40)%
Effective tax rate	(39.40)%	(39.40)%
Valuation allowance	39.40%	39.40%
Effective income tax rate	0.00%	0.00%

9. Shares Subscribed, Not Issued

During the year ended December 31, 2005, the Company subscribed 221,686,027 shares of common stock. 22,221,143 of the shares had not been issued as of December 31, 2005.

The following is a summary of the subscribed common share activity:

Common Stock Subscribed, Not Issued (Shares)

Other	Total
------------	------------
Balance at December 31, 2004	--	--
Shares subscribed	221,686,027	221,686,027
Issuance of subscribed shares by related parties	(199,464,884)	(199,464,884)
------------	------------
Balance at December 31, 2005	$ 22,221,143	$ 22,221,143
=========	=========

During the year ended December 31, 2005, the Company subscribed 104,395,543 shares of preferred stock. The shares had not been issued as of December 31, 2005.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

9. Shares Subscribed, Not Issued (continued)

Following is a summary of the subscribed common share activity:

Preferred Stock Subscribed, Not Issued (Shares)

	Other	Total
	------------	------------
Balance at December 31, 2004	--	--
Shares subscribed	104,395,543	104,395,543
Issuance of subscribed shares	--	--
	------------	------------
Balance at December 31, 2005	104,395,543	104,395,543
	=========	=========

10.	Preferred stock

As of December 31, 2005, the Company has commitments to provide preferred stock to PCI and Lexreal. The class B preferred stock ($1 par value) committed to Lexreal is convertible up to 7,300,000,000 shares of common stock.

On January 30, 2004 the company increased its authorized shares of preferred stock from 1,000,000 shares to 50,000,000 shares. On April 15, 2004 the company increased its authorized shares of preferred stock to 100,000,000 shares. No preferred stock was issued by the Company during the years ended 2005 and 2004.

11.	Common stock

On January 22, 2004 the Company increased its authorized shares of common stock from 10,000,000 shares to 26,000,000 shares and increased its par value per share from .01 to .05. On January 30, 2004 the Company increased its authorized shares of common stock to 1,250,000,000 shares. On April 15, 2004, the Company increased its authorized shares of common stock to 2,000,000,000 shares.

On April 15, 2005, the Company increased its authorized shares of common stock from 2,000,000,000 shares to 3,000,000,000 shares.

On October 10, 2005, the Company increased its authorized shares of common stock from 3,000,000 shares with a par value of .05 to 5,000,000,000 million shares with a par value of .001. All common stock activity has been adjusted to the .001 par value in the accompanying consolidated financial statements.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

11. Common stock (continued)

During the year ended December 31, 2005, the Company issued 2,277,253,729 shares of new common stock to the majority shareholder and 10,000,000 shares to an outside investor. The shares were issued primarily for compensation. Included in general and administrative expenses for the year ended December 31, 2005 is approximately $27,300,000 of primarily compensation expense. The value for the consideration was based on the fair market value of the shares on the date of issue.

For the year ended December 31, 2004, 1,402,629,771 new common stock shares were issued, to which 1,344,693,154 shares are considered restricted, as follows:

For the year ended December 31, 2004, the Company issued 873,777,544 shares of common stock for the conversion and/or satisfaction of debt. Of these shares issued for debt, a total of 758,833,001 shares were issued to the majority shareholder. Included in general and administrative expense for the year ended December 31, 2004 is approximately $71,850,000 of beneficial interest relating to these share transactions. The value for the consideration was based on the fair market value of the shares on the date of issue.

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

12.	Losses per Share

The following table represents the computation of basic and diluted losses per share at December 31:

	2005	2004

Losses available for common shareholders	($31,659,904)	($73,648,554)

Weighted average common shares
outstanding	2,164,757,608	1,440,486,371

Basic and fully diluted loss per share	($0.01)	($0.05)

Net loss per share is based upon the weighted average shares of common stock outstanding.

PLASTICON INTERNATIONAL, INC AND SUBSIDIARY

(FORMERLY WICKLUND HOLDING)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

13.	Subsequent events

In January 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products. The purchase terms are payment of $2,650,000 consisting of $650,000 in cash and $2,000,000 in performance payments (50% of Net Profits as defined) plus Plasticon restricted common stock worth $100,000. Additionally, the Company will pay a royalty payment (4% of Net Profits as defined) for twenty years beginning after the $2,000,000 of performance payments are made. The agreement includes a five year employment agreement with a base salary and other benefits specified.

Management is in the process of gathering information to apply purchase accounting to the SEMCO acquisition. The operations from SEMCO will be included in the operating results of the Company starting January 1, 2006.

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date the authorized shares of preferred stock increased to 6,000,000,000 shares.

On January 3, 2006, Jim Turek Sr., the Company’s president and majority shareholder, forgave approximately $5,800,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses.

On January 3, 2006, James N. Turek Jr. the son of the Company’s president forgave certain liabilities, which included compensation and interest owed to him, of approximately $344,000. On January 3, 2006 James Bonn the Company’s secretary forgave certain liabilities which included interest owned to him, amounting to $344,034.

On September 1, 2006, the Company, through its subsidiary, Pro Mold, entered into a $600,000 loan agreement. The note is secured by certain assets of Pro Mold. The interest rate is 9.76% and is due on September 6, 2011.