Form 10QSB
period 2006-03-31
PLASTICON INTERNATIONAL, INC.
filed 2007-01-24
CIK 318262

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of March 31, 2006, there were 4,997,740,100 common shares outstanding.

TABLE OF CONTENTS

Page

Financial Information

Item 1	Financial Statements

Consolidated Balance Sheets as of	F-1
March 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the three	F-3
months ended March 31, 2006 and 2005

Consolidated Statement of Stockholder’s Equity for the	F-4
three months ended March 31, 2006

Consolidated Statements of Cash Flows for the	F-5
three months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements	F-7

Item 2	Management's Discussion and Analysis of Financial	3
Condition and Results of Operations

Item 3	Controls and Procedures	6

PART II - Other Information

Item 1	Legal Proceedings	7

Item 1A	Risk Factors

Item 2	Changes in Securities	7

Item 3	Defaults upon Senior Securities	7

Item 4	Submission of Matters to a Vote of Security Holders	7

Item 5	Other Information	7

Item 6	Exhibits.

Signatures	8

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

TABLE OF CONTENTS

Consolidated Financial Statements:

Consolidated Balance Sheets	1

Consolidated Statements of Operations	3

Consolidated Statement of Stockholders’ Equity (Deficit)	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	7

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

ASSETS

	March 31, 2006	December 31, 2005

Current assets:
Cash	$280,689	$150
Accounts receivable	1,001,022	300,281
Raw materials inventories	375,965	295,387
Finished goods inventories	345,048	279,420
Due from related parties	250,436	170,809
Other current assets	85,779	451,024

Total current assets	2,338,939	1,497,071

Fixed assets, net	2,492,128	1,706,543

Other assets:
Goodwill	3,698,043	3,089,624

Total other assets	3,698,043	3,089,624

Total assets	$8,529,110	$6,293,238

The accompanying notes are an integral part of these consolidated financial statements	1

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2006	December 31, 2005

Current liabilities:
Bank overdraft	$-	$313,264
Accounts payable	1,112,265	528,673
Accrued payroll due to related parties	-	4,165,148
Accrued interest due to related parties	-	2,105,671
Accrued Pro Mold purchase price	-	1,283,942
Notes payable – current portion	316,569	983,108
Notes payable – related party	-	1,724,841
Line of credit	391,413	342,413
Due to related parties	-	501,643
Other current liabilities	745,801	409,185

Total current liabilities	2,566,048	12,357,888

Notes payable, net of current portion	1,536,522	775,526
Note payable – related party, net of current portion	3,061,242	-

Total liabilities	7,163,812	13,133,414

Stockholders’ equity (deficit):
Common stock; $0.001 par value; 5,000,000 shares authorized, 4,997,740,100 and 3,727,740,100 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	4,997,740	3,727,740
Common stock subscribed – not issued	7,354,299	4,160,539
Preferred stock subscribed – not issued	360,000	360,000
Additional paid-in capital	117,719,932	103,446,627
Accumulated deficit	(129,066,673)	(118,535,082)

Total stockholders’ equity (deficit)	1,365,298	(6,840,176)

Total liabilities and stockholders’ equity (deficit)	$8,529,110	$6,293,238

The accompanying notes are an integral part of these consolidated financial statements	2

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	March 31, 2006	March 31, 2005

Revenue	$1,927,592	$82,370

Cost of goods sold	1,482,896	2,510

Gross profit	444,696	79,860

Operating expenses:
Selling, general and administrative	2,146,110	570,933
Compensation expense (stock issuances)	8,679,000	1,923,000

Total operating expenses	10,825,110	2,493,933

Loss from operations	(10,380,414)	(2,414,073)

Other income (expense):
Interest expense	(53,275)	(18,275)
Other expense	(97,902)	(75,204)

Total other expense	(151,177)	(93,479)

Net loss	$(10,531,591)	$(2,507,552)

Basic and diluted loss per common share	$(.002)	$(.002)

Basic and diluted weighted average common shares outstanding	4,473,962,322	1,636,096,621

The accompanying notes are an integral part of these consolidated financial statements	3

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

			Common	Preferred
	Common Stock		Stock	Stock	Additional		Total
			Subscribed	Subscribed	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Not Issued	Not Issued	Capital	Deficit	Equity

Balance, December 31, 2005	3,727,740,100	$3,727,740	$4,160,539	$360,000	$103,446,627	$(118,535,082)	$(6,840,176)

SEMCO acquisition	-	-	100,000	-	-	-	100,000

Related party forgiveness of debt	-	-	-	-	6,864,305	-	6,864,305

Conversion of related party debt to subscribed common stock	-	-	3,093,760	-	-	-	3,093,760

Stock issuances for compensation	1,270,000,000	1,270,000	-	-	7,409,000	-	8,679,000

Net loss	-	-	-	-	-	(10,531,591)	(10,531,591)

Balance, March 31, 2006	4,997,740,100	$4,997,740	$7,354,299	$360,000	$117,719,932	$(129,066,673)	$1,365,298

The accompanying notes are an integral part of these consolidated financial statements	4

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net loss	$(10,531,591)	$(2,507,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of debt	6,864,305	75,204
Depreciation	23,988	13,264
Issuance of common stock for compensation	8,679,000	1,944,297
Changes in operating assets and liabilities:
Increase in deposits	-	(42,690)
Increase in accounts receivable	(700,741)	-
Increase in inventory	(146,207)	-
Decrease in prepaid assets	276,222	-
(Increase) decrease in due from related party	(79,627)	414,633
Increase in other assets	89,022	-
Decrease in bank overdraft	(313,264)	-
Increase in accounts payable	583,592	127,591
Increase in accrued expenses	827,896	-
Increase in due to related party	862,000	-

Net cash provided by operating activities	6,434,595	24,748

Cash flows from investing activities:
Increase in acquisition of assets	(809,573)	-

Net cash used in investing activities	(809,573)	-

Cash flows from financing activities:
Purchase of goodwill	(608,419)	-
Change in notes payable	1,243,784	-
Decrease in notes payable	-	(183,636)
(Decrease) increase in notes and advances from related parties	(5,979,848)	158,888

Net cash used in financing activities	(5,344,483)	(24,748)

The accompanying notes are an integral part of these consolidated financial statements	5

PLASTICON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

March 31, 2006		March 31, 2005

Net change in cash	280,539	-

Cash, beginning of period	150	-

Cash, end of period	$280,689	$-

Supplemental disclosure of cash flow information:
Conversion of notes payable from related party	$3,093,760	$3,010,410
Conversion of trade payable from related party	$-	$66,482
Shares issued for acquisition	$100,000	$500,000
Stock subscription related option and acquisition	$-	$2,209,074
Stock issued for compensation	$8,679,000	$1,944,297

The accompanying notes are an integral part of these consolidated financial statements	6

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

1.	GENERAL

The condensed financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the 2005 Annual Report of Plasticon International, Inc. (the Company or Plasticon). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2006.

The condensed financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its financial position at March 31, 2006 and December 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

In December 2005, the Company acquired all the stock of Pro Mold, Inc. (Pro Mold), an injection molding facility in the Midwest. In January 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products and all the stock of a related entity, Ultimate Surface, LLC. See Note 2 for description of acquisitions.

2.	ACQUISITIONS

Pro Mold Acquisition

The December 2005 acquisition of Pro Mold was accounted for as a purchase business combination under the provisions of the FASB’s SFAS No. 141, “Business Combinations”. The aggregate purchase price of $3,866,852 (including $366,852 of professional fees) was allocated to the assets acquired and liabilities assumed based on the respective fair values. The Company, with the help of an independent appraiser, has assessed the fair value of the property and equipment. The Pro Mold accounts receivable, inventory, accounts payable and accrued expenses and other assets and long-term liabilities were estimates of management. Management is still in the process of finalizing the allocation of the purchase price, including the consideration of other intangible values. The Company has included Pro Mold in its operating results since January 1, 2006. As of March 31, 2006, the Company owed approximately $995,000 of the purchase price.

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

2.   ACQUISITIONS (Continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

December 31, 2005

Cash	$149
Accounts receivable	405,525
Inventory	574,807
Other current assets	89,023
Property and equipment	1,240,558
Goodwill	3,089,624
Bank overdraft	(313,264)
Accounts payable	(330,914)
Debt	(726,048)
Other liabilities	(162,608)

Net assets acquired	$3,866,852

Funded by:
Related party funding in 2005 and 2006 (see Note 4)	$2,866,852
Long-term debt	875,000
Common stock committed	125,000

Total	$3,866,852

SEMCO Acquisition

In January 2006, the Company acquired all the stock of SEMCO, a Nevada business that manufactures and sells concrete coating products, along with the stock of a related entity, Ultimate Surface, LLC. The purchase terms are $650,000 in cash, $2,000,000 in performance payments (50% of net profits as defined) plus Plasticon restricted common stock worth $100,000. Additionally, the Company will pay a royalty payment (4% of net profits as defined) for 20 years beginning after the $2,000,000 of performance payments are made. As the performance and royalty payments are made, the Company will increase goodwill to reflect additional purchase price. The agreement includes a five year employment agreement with a base salary and other benefits specified. As of March 31, 2006, the Company had recorded a long-term liability of $38,436 based on the terms and conditions agreed to.

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

2.   ACQUISITIONS (Continued)

The January 2006 acquisition of SEMCO was accounted for as a purchase business combination under the provisions of the FASB’s SFAS No. 141, “Business Combinations”. The aggregate purchase price of $750,000 was allocated to the assets acquired and liabilities assumed based on the respective fair values. The values below are fair value estimates made by management. Management is still in the process of finalizing the allocation of the purchase price. The Company has included SEMCO in its operating results since January 1, 2006.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

January 1, 2006

Inventory	$66,110
Property and equipment	163,039
Goodwill	608,419
Loan payable	(26,461)

Net assets acquired	$811,107

Funded by:
Related party funding (see Note 4)	$711,107
Common stock committed	100,000

Total	$811,107

The unaudited pro forma information shown below assumes that the Pro Mold and SEMCO acquisitions occurred as of January 1, 2005. This pro forma financial statement information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have achieved had the assets been acquired and liabilities been assumed at the beginning of 2005.

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

2.   ACQUISITIONS (Continued)

	March 31, 2006 Amount	March 31, 2005 Amount

Revenues	$1,927,592	$1,519,973
Net loss	(4,552,072)	(2,410,644)

Basic and diluted loss per share	$-	$-

3.	LINE OF CREDIT

On April 30, 2005, the Company entered into an agreement for a revolving line of credit worth $400,000, with an interest rate of 7% with Union Planters Bank to be used primarily for working capital. As of March 31, 2006, the balance due was $391,413.

4.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Note payable to First National Bank of Barnesville, Barnesville, Georgia	$495,000	$500,000

Note payable to John P. Murphy (seller of Pro Mold, see Note 2), payable over a five year period in equal installments of $175,000 and shall bear interest at the rate of 5% per annum	875,000	700,000

Notes payable to John P. Murphy (seller of Pro Mold) (see Note 2)	120,000	-

Notes payable with Union Planters	300,715	-

Notes payable with Sam Sems (seller of SEMCO) (see Note 2)	38,436	-

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

4.	NOTES PAYABLE (Continued)

	March 31, 2006	December 31, 2005

Other notes payable	23,940	-

Notes payable – related party	3,061,242	558,634

Total notes payable	4,914,333	1,758,634

Less: current portion	(316,569)	(983,108)

Long-term portion of notes payable	$4,597,764	$775,526

Future obligations of debt are as follows:

For the Period Ended March 31,	Amount

2007	$316,569
2008	175,000
2009	175,000
2010	4,072,764
2011	175,000

Total	$4,914,333

During 2000, the Company entered into a banking arrangement with the Bank of Barnesville. On September 10, 2004, the Company provided 8,000,000 shares of its common stock to the Bank of Barnesville for use as a partial payment of the Company’s debt to the Bank of Barnesville. For the periods ended March 31, 2006 and December 31, 2005, the Company owed a balance of $495,000 and $500,000, respectively, to the Bank of Barnesville. James N. Turek, Sr., the Company’s president, transferred 7,000,000 shares of his personally held Plasticon International, Inc. stock to the Bank of Barnesville in order to reduce the debt to $500,000 in 2005. The Company has agreed to pay $5,000 per month on this note with a revised due date of June 2013.

During early 2006, the Company obtained several term notes from Union Planters Bank. The notes bear interest at rates between 5% and 8%. The Company has reflected a total debt on the balance sheet of $300,715, of which $256,281 is reflected as short-term and due by March 31, 2007.

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

5.   RELATED PARTY TRANSACTIONS

The Company had the following related party notes payable:

	March 31, 2006	December 31, 2005

Note payable – LexReal, LLC, annual interest rate of 10% due on December 31, 2010	$1,786,841	$-

Note payable – James Turek II due on December 31, 2010	130,000	130,000

Note payable – James Bonn due on December 31, 2010	170,000	170,000

Note payable – Promotional Container, Inc. (PCI) December 31, 2010	500,000	500,000

Note payable – Jim Turek, Sr., due on December 31, 2010	474,401	924,841

Long-term portion of notes payable	$3,061,242	$1,724,841

During the course of normal business for the period ended March 31, 2006, LexReal, LLC (LexReal), a Kentucky limited liability company, paid for goods and services for the benefit of the Company in the amount of $2,057,340. LexReal is owned by the Company’s president and majority stockholder. During the period ended March 31, 2006, $801,825 of debt was forgiven by LexReal. The Company removed the obligation and increased paid-in capital to reflect this transaction. Additionally, the Company negotiated the remaining balance of $1,786,841 with LexReal as a note payable, bearing no interest, with a due date of December 31, 2010.

During the years ended 2001 and 2002, James Turek II, the Company’s operating officer and the son of the Company’s president, advanced funds to the Company in the amount of $130,000. The promissory notes provided by the Company to the operating officer included an interest rate of 10% per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

5.	RELATED PARTY TRANSACTIONS (Continued)

note with a due date of December 31, 2010. As of March 31, 2006 and December 31, 2005, the balance owed to the Company’s operation executive was $130,000, respectively. As of March 31, 2006 and December 31, 2005, the Company owes James N. Turek, II $62,250 and $59,000, respectively for accrued interest on past notes.

During the years ended 2001 through 2003, James Bonn, the Company’s secretary, advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company’s secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of 10% per annum. Additionally, the holder of the promissory notes has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from the note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of both March 31, 2006 and December 31, 2005, the balance owed to the Company’s secretary was $170,000. As of March 31, 2006 and December 31, 2005, the Company owes James Bonn, $63,250 and $59,000, respectively, for accrued interest on past notes.

During the normal course of business, PCI paid for goods and services for the benefit of the Company. During the first quarter 2006, $82,630 of debt was forgiven by PCI. The Company removed the obligation and increased paid-in capital to reflect this transaction. As of March 31, 2006 and December 31, 2005, the balances owed to PCI (exclusive of the $500,000 note payable which the Company had reflected as of December 31, 2005) were $0 and $167,832, respectively. As of March 31, 2006, the Company has a due from PCI of $205,109 stemming from sales from the contract acquired in January 2005.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI) PCI is owned by James N. Turek, Sr., the Company’s president and majority stockholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non-interest bearing) by May 2006. Due to common control, paid-in capital was reduced by $860,000 to record the transaction. As of March 31, 2006 and December 31, 2005, the Company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

5.	RELATED PARTY TRANSACTIONS (Continued)

On January 3, 2006, Jim Turek, Sr., the Company’s president and majority stockholder, forgave approximately $5,980,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses. The Company removed the obligations and increased paid-in capital to reflect the transaction.

On January 3, 2006, James N. Turek, Jr., the son of the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, of approximately $344,000. On January 3, 2006, James Bonn, the Company’s secretary, forgave certain liabilities which included interest owed to him, amounting to $344,034. The agreements to forgive such liabilities were subsequently revoked and the Company has reinstated the amounts due. Additionally, the Company successfully negotiated an extension of the notes with the parties with a due date of December 31, 2010.

6.	SHARES SUBSCRIBED, NOT ISSUED

The following is a summary of the subscribed common share activity for the period ended March 31, 2006:

	Common Stock Subscribed, Not Issued (Shares)

	Other	Total

Balance at December 31, 2005	$4,160,539	$4,160,539
Shares subscribed	3,193,760	3,193,760

Balance at March 31, 2006	$7,354,299	$7,354,299

The subscribed common shares issued during the period ended March 31, 2006 includes $100,000 of subscriptions related to the acquisition of SEMCO. The remaining subscriptions totaling $3,093,760 are due to the conversion of related party debt from LexReal to subscribed common stock.

The following is a summary of the subscribed preferred share activity for the period ended March 31, 2006:

PLASTICON INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

6.	SHARES SUBSCRIBED, NOT ISSUED (Continued)

	Preferred Stock Subscribed, Not Issued (Shares)

	Other	Total

Balance at December 31, 2005	$360,000	$360,000
Shares subscribed	-	-

Balance at March 31, 2006	$360,000	$360,000

7.	PREFERRED STOCK

As of March 31, 2006, the Company has commitments to provide preferred stock to PCI and LexReal. The Class B preferred stock ($1 par value) committed to LexReal is convertible up to 7,300,000,000 shares of common stock.

8.	COMMON STOCK

During the period ended March 31, 2006, the Company issued 1,270,000,000 shares of common stock to the majority stockholder. The shares issued represent compensation of $8,679,000 based on the fair value of the stock upon the date of issuance.

9.	SUBSEQUENT EVENTS

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date, the authorized shares of preferred stock increased to 6,000,000,000 shares.

In August 2006, the Company entered into an agreement with a vendor to convert $400,361 of payables due to subscribed common stock. The Company will account for this forgiveness in the third quarter 2006.

On September 1, 2006, the Company, through its subsidiary, Pro Mold, entered into a $600,000 loan agreement. The note is secured by certain assets of Pro Mold. The interest rate is 9.76% and is due on September 6, 2011.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this Form 10-QSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or the “Company” means Plasticon International, Inc., and its subsidiaries.

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

Plasticon has been in the oil and recycled plastics business since 1981. The Company's line of plastic concrete accessories has been approved or accepted in all 50 states and several foreign countries including Poland, Israel, Canada, Mexico, and Egypt. In addition, its transportation signage has received DOT approval or acceptance in all 50 states. Specifically, the Company offers for resale:

1.	Rebar supports
2.	Plastic lumber
3.	Information and Directional signage (i.e.; highway and state signs, etc.)
4.	Impermeable concrete-like products made from recycled glass.

A unique feature of all Plasticon products is that they are of the highest quality, yet do not require virgin raw material. Using recycled materials significantly reduces the cost of manufacturing thus; Plasticon is considered a "green Company." Plasticon's use of environmental waste as raw material in the production of new and innovative products will continue to reduce waste since the new products are themselves, recyclable.

Plasticon's primary products are concrete accessories. Over the course of 10 years in business, the Company has focused on the development of necessary molds and has obtained approval from each of the fifty states, all U.S. territories, and the Federal DOT for use of these concrete products.

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2006 was $1,927,592, as opposed to $82,370 revenue the three months ended March 31, 2005. The increase in revenue can be attributed to the acquisition and operations of Semco Distribution, Inc., Ultimate Surfaces, LLC, and Pro Mold, Inc.

Cost of revenue for the three months ended March 31, 2006 was $1,482,896. The gross profit for the three months ended March 31, 2006 was $444,696 as opposed to $79,860 for the quarter ended March 31, 2005.

Selling, general and administrative expenses for the three months ended March 31, 2006, were $2,146,110 as opposed $570,933 for the same period ended March 31, 2005. The increase in said expenses can be attributed to an increase in salaries and wages in addition to an increase in legal and accounting professional fees. Loss of operations for the three months ended March 31, 2006 was $10,380,414 as opposed to $2,414,073. The increase in loss of operations from March 31, 2005 to March 31, 2006 is attributed to compensation expense of $8,679,000, which was the result of common stock issuances.

Interest expense for the period ended March 31, 2006 was $53,275, an increase of $35,000, from the three-month period ended March 31, 2005. The increase in interest expense is due to an increase in debt obligations.

Total liabilities and stockholder’s deficit for the quarter ended March 31, 2006 was $8,529,110 as opposed to $6,293,238 for the quarter ended March 31, 2005.

CAPITAL RESOURCES AND LIQUIDITY

For the three month period ended March 31, 2006, the Company sustained a net loss of $10,531,591, or $.002 per share (basic and diluted) on revenue of $1,927,592, as opposed to a loss of $2,507,552, or $.002 per share (basic and diluted) on revenue of $82,370 for the first quarter of March 31, 2005. The increase is based upon numerous related party transactions as set forth in the Company’s financial statements and the fact that the Company had minimal operating revenues in the first quarter of 2005, yet still had administrative expenses.

RELATED PARTY TRANSACTIONS

During the course of normal business, LexReal, LLC (LexReal), a Kentucky limited liability company, paid for goods and services for the benefit of the Company in the amount of $2,057,340. LexReal is owned by the Company's president and majority stockholder, James N. Turek. During the period ended March 31, 2006, $801,825 of debt was forgiven by LexReal. The Company removed the obligation and increased paid-in capital to reflect this transaction. Additionally, the Company negotiated the remaining balance of $1,786,841 with LexReal as a note payable, bearing no interest, with a due date of December 31, 2010.

During the years ended 2001 and 2002, James Turek II, the son of the Company’s President and the Company’s operating officer, advanced funds to the Company in the amount of $130,000. The promissory notes provided by the Company to the operating officer included an interest rate of 10% per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

As of March 31, 2006 and December 31, 2005, the balance owed to the Company’s operation executive was $130,000, respectively.

As of March 31, 2006 and December 31, 2005, the Company owes

James N. Turek, II, $62,250 and $59,000, respectively for accrued interest on past notes.

During the years ended 2001 through 2003, James Bonn, the Company’s secretary, advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company’s secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of 10% per annum. Additionally, the holder of the promissory notes has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from the note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

As of both March 31, 2006 and December 31, 2005, the balance owed to the Company’s secretary was $170,000.

As of March 31, 2006 and December 31, 2005, the Company owes James Bonn, $63,250 and $59,000, respectively, for accrued interest on past notes.

During the normal course of business, PCI paid for goods and services for the benefit of the Company. During the first quarter 2006, $82,630 of debt was forgiven by PCI. The Company removed the obligation and increased paid-in capital to reflect this transaction.

As of March 31, 2006 and December 31, 2005, the balances owed to PCI (exclusive of the $500,000 note payable which the Company had reflected as of December 31, 2005) were $0 and $167,832, respectively.

As of March 31, 2006, the Company has a due from PCI of $205,109 stemming from sales from the contract acquired in January 2005.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI) PCI is owned by James N. Turek, Sr., the Company’s president and majority stockholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non-interest bearing) by May 2006. Due to common control, paid-in capital was reduced by $860,000 to record the transaction.

As of March 31, 2006 and December 31, 2005, the Company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

On January 3, 2006, James N. Turek, Sr., the Company’s president and majority stockholder, forgave approximately $5,980,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses. The Company removed the obligations and increased paid-in capital to reflect the transaction.

On January 3, 2006, James Turek, II, the son of the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, of approximately $344,000. The agreement to forgive such liabilities was subsequently revoked and the Company has reinstated the amounts due.

On January 3, 2006, James Bonn, the Company’s secretary, forgave certain liabilities which included interest owed to him, amounting to $344,034. The agreements from James Turek II and James Bonn to forgive such liabilities were subsequently revoked and the Company has reinstated the amounts due. Additionally, the Company successfully negotiated an extension of the notes with the parties with a due date of December 31, 2010.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

During the three month period ended March 31, 2006, we were not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2006, the Company subscribed 3,193,760 shares of common stock for a total of 7,354,299 subscribed shares at March 31, 2006. The shares had not been issued as of March 31, 2006. During the period ended March 31, 2006, the Company did not subscribe any shares of preferred stock for a total of 360,000 subscribed shares at March 31, 2006. The shares had not been issued as of March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2006, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2006, there were no submissions of matters to a vote of security holders.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended March 31, 2006, there were no reports on form 8-K.

EVENTS SUBSEQUENT TO THE QUARTER ENDED MARCH 31, 2006:

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date, the authorized shares of preferred stock increased to 6,000,000,000 shares.

In August 2006, the Company entered into an agreement with a vendor to convert $400,361 of payables due to subscribed common stock. The Company will account for this conversion in the third quarter 2006.

On September 1, 2006, the Company, through its subsidiary, Pro Mold, entered into a $600,000 loan agreement. The note is secured by certain assets of Pro Mold. The interest rate is 9.76% and is due on September 6, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of January, 2007.

PLASTICON INTERNATIONAL, INC.

/s/ James N. Turek
----------------------
James N. Turek, President