Form 10QSB
period 2006-06-30
PLASTICON INTERNATIONAL, INC.
filed 2007-03-06
CIK 318262

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2006

    OR

  [  ]     TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the small business issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2006, there were 6,036,728,148 common shares outstanding.

TABLE OF CONTENTS

Page
Financial Information

Item 1. Financial Statements

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the Quarterly Periods Ended June 30, 2006 and 2005

(Unaudited)

CONTENTS
______________

Pages

Consolidated Financial Statements:
Consolidated Balance Sheets	F-1 and F-2
Consolidated Statements of Operations	F-3
Consolidated Statement of Stockholders' Deficit	F-4
Consolidated Statements of Cash Flows	F-5 and F-6
Notes to the Consolidated Financial Statements	F-7 to F-17

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005
(Unaudited)

Assets	June 30, 2006	December 31, 2005
Current assets:
Cash	$-	$150
Accounts receivable, net	415,457	300,281
Raw materials inventories	375,545	295,387
Finished goods inventories	521,546	279,420
Due from related parties	102,408	170,809
Other current assets	77,365	451,024
Total current assets	1,492,321	1,497,071
Fixed assets, net	3,001,374	1,706,543
Other assets:
Goodwill	3,702,893	3,089,624
Total other assets	3,702,893	3,089,624
Total assets	$8,196,588	$6,293,238

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005
(Unaudited)

Liabilities and Stockholders' Deficit	June 30, 2006	December 31, 2005
Current liabilities:
Bank overdraft	$25,803	$313,264
Accounts payable and accrued expenses	1,852,873	528,673
Accrued payroll due to related parties	854,099	4,165,148
Accrued interest due to related parties	177,348	2,105,671
Accrued Pro Mold purchase price	-	1,283,942
Notes payable - current portion	475,680	983,108
Notes payable - related party	-	1,724,841
Line of credit	-	342,413
Due to related parties	-	501,643
Other current liabilities	-	409,185
Total current liabilities	3,385,803	12,357,888
Notes payable, net of current portion	1,337,665	775,526
Notes payable - related party, net of current portion	3,687,353	-
Total liabilities	8,410,821	13,133,414
Stockholders' deficit:
Common stock; $0.001 par value; 13,500,000,000 shares authorized, 6,036,728,148 shares issued and outstanding as of June 30, 2006, and 3,727,740,100 shares issued and outstanding as of December 31, 2005.	6,036,728	3,727,740
Preferred shares; $1 par value; 1,000,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2006, and December 31, 2005.	-	-
Common stock subscribed - not issued	7,129,299	4,160,539
Preferred stock subscribed - not issued	360,000	360,000
Additional paid-in capital	122,005,944	103,446,627
Accumulated deficit	(135,746,204)	(118,535,082)
Total stockholders' deficit	(214,233)	(6,840,176)
Total liabilities and stockholders' deficit	$8,196,588	$6,293,238

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the six months ended June 30, 2006 and 2005 and
the three months ended June 30, 2006 and 2005
(Unaudited)

	Six months ended		Three months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$3,566,891	$135,244	$1,639,299	$52,874
Cost of goods sold	2,901,130	414,892	1,418,234	412,382
Gross profit (loss)	665,761	(279,648)	221,065	(359,508)
Operating expenses:
Selling, general and administrative	3,847,876	1,143,666	1,958,561	572,733
Compensation expense (stock issuances)	13,779,000	1,923,000	5,100,000	-
Total operating expenses	17,626,876	3,066,666	7,058,561	572,733
Loss from operations	(16,961,115)	(3,346,314)	(6,837,496)	(932,241)
Other income (expense):
Interest expense	(131,960)	(36,550)	(78,685)	(18,275)
Forgiveness of debt	-	505,303	-	440,001
Other expense	(118,047)	(140,506)	(20,145)	-
Total other income (expense)	(250,007)	328,247	(98,830)	421,726
Net income (loss)	$(17,211,122)	$(3,018,067)	$(6,936,326)	$(510,515)
Basic and diluted loss per common share	$(0.004)	$(0.002)	$(0.001)	$(0.000)
Basic and diluted weighted average common shares outstanding	4,770,398,281	1,821,522,928	5,811,355,353	1,728,809,775

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder's Deficit

For the six months ended June 30, 2006
(Unaudited)

	Common Stock		Common Stock	Preferred Stock			Total
	Shares	Amount	Subscribed, not issued	Subscribed, not issued	Additional Paid-in-Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance, December 31, 2005	3,727,740,100	$3,727,740	$4,160,539	$360,000	$103,446,627	$(118,535,082)	$(6,840,176)
Related party forgiveness of debt	-	-	-	-	6,864,305	-	6,864,305
Conversion of related party debt to subscribed common stock	-	-	3,093,760	-	-	-	3,093,760
Stock issuances for:
Compensation	2,270,000,000	2,270,000	-	-	11,509,000	-	13,779,000
Pro Mold acquisition	22,321,382	22,321	(125,000)	-	102,679	-	-
SEMCO acquisition	16,666,666	16,667	-	-	83,333	-	100,000
Net loss	-	-	-	-	-	(17,211,122)	(17,211,122)
Balance, June 30, 2006	6,036,728,148	$6,036,728	$7,129,299	$360,000	$122,005,944	$(135,746,204)	$(214,233)

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005
(Unaudited)

	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(17,211,122)	$(3,018,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of debt	6,864,305	(505,303)
Debt forgiven	-	140,506
Depreciation	142,445	26,529
Issuance of common stock for compensation	13,779,000	1,944,297
Changes in operating assets and liabilities:
Increase in deposits	-	(93,112)
Increase in accounts receivable	(115,176)	-
Increase in inventory	(322,284)	-
Decrease in other assets	373,659	-
(Increase) decrease in due from / due to related party	(433,242)	1,005,440
Decrease in bank overdraft	(287,461)	-
Increase in accounts payable and accrued expenses	1,324,200	550,689
Decrease in other current liabilities	(1,693,127)	-
Decrease in accrued payroll and interest due to related parties	(5,239,372)	-

Net cash provided by (used in) operating activities	(2,818,175)	50,979
Cash flows from investing activities:
Increase in acquisition of assets	(1,437,276)	-
Net cash used in investing activities	(1,437,276)	-

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005
(Unaudited)

	June 30, 2006	June 30, 2005
Cash flows from financing activities:
Issuance of subscribed common stock	100,000	-
Conversion of notes payable from related parties	3,093,760	-
Purchase of goodwill	(613,269)	-
Net change in line of credit	(342,413)	-
Change in notes payable	54,711	(245,734)
Increase in notes and advances from related parties	1,962,512	194,755
Net cash provided by (used in) financing activities	4,255,301	(50,979)
Net change in cash	(150)	-
Cash, beginning of period	150	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Conversion of notes payable from related party	$ 3,093,760	$ 3,010,410
Conversion of trade payable from related party	$ -	$ 726,841
SEMCO Acquisition	$ 608,419	$ -
Shares issued for acquisition	$ 100,000	$ 500,000
Stock subscription related option and acquisition	$ -	$ 2,209,074
Stock issued for compensation	$ 13,779,000	$ 1,923,000

The accompanying notes are an integral part of these financial statements.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

1. General

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the 2005 Annual Report of Plasticon International, Inc. (Company or Plasticon). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2006.

The condensed financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its financial position at June 30, 2006 and December 31, 2005, and its results of operations and cash flows for the six months ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

In December 2005, the Company acquired all the stock of Pro Mold, Inc. (Pro Mold), an injection molding facility in the Midwest. In January 2006, the Company acquired all the stock of SEMCO Manufacturing (SEMCO), a Nevada business that manufactures and sells concrete coating products and all the stock of a related entity, Ultimate Surface, LLC. See Note 2 for description of acquisitions.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

2. Acquisitions

 Pro Mold Acquisition

The December 2005 acquisition of Pro Mold was accounted for as a purchase business combination under the provisions of the FASB’s SFAS No. 141, "Business Combinations." The aggregate purchase price of $3,866,852 (including $366,852 of professional fees) was allocated to the assets acquired and liabilities assumed based on the respective fair values. The Company, with the help of an independent appraiser, has assessed the fair value of the property and equipment. The Pro Mold accounts receivable, inventory, accounts payable and accrued expenses and other assets and long term liabilities were estimates of management. Management is still in the process of finalizing the allocation of the purchase price, including the consideration of other intangible values. The Company has included Pro Mold in its operating results since January 1, 2006.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

December 31, 2005
Cash	$149
Accounts receivable	405,525
Inventory	574,807
Other current assets	89,023
Property and equipment	1,240,558
Goodwill	3,089,624
Bank overdraft	(313,264)
Accounts payable	(330,914)
Debt	(726,048)
Other liabilities	(162,608)
Net assets acquired	$3,866,852

Funded by:
Related party funding in 2005 and 2006 (See Note 5)	2,866,852
Long-term debt	875,000
Common stock committed	125,000
Total	$3,866,852

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

2. Acquisitions, continued

SEMCO Acquisition

In January 2006, the Company acquired all the stock of SEMCO, a Nevada business that manufactures and sells concrete coating products, along with the stock of a related entity, Ultimate Surface, LLC. The purchase terms are $650,000 in cash, $2,000,000 in performance payments (50% of Net Profits as defined) plus Plasticon restricted common stock worth $100,000. Additionally, the Company will pay a royalty payment (4% of Net Profits as defined) for twenty years beginning after the $2,000,000 of performance payments are made. As the performance and royalty payments are made, the Company will increase goodwill to reflect additional purchase price. The agreement includes a five year employment agreement with a base salary and other benefits specified. As of June 30, 2006, the Company had recorded a long-term liability of $34,805 based on the terms and conditions agreed to.

The January 2006 acquisition of SEMCO was accounted for as a purchase business combination under the provisions of the FASB’s SFAS No. 141, "Business Combinations." The aggregate purchase price of $811,107 (including $61,107 of professional fees) was allocated to the assets acquired and liabilities assumed based on the respective fair values. The values below are fair value estimates made by management. Management is still in the process of finalizing the allocation of the purchase price. The Company has included SEMCO in its operating results since January 1, 2006.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

2. Acquisitions, continued

SEMCO Acquisition, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

January 1, 2006
Inventory	66,110
Property and equipment	163,039
Goodwill	608,419
Loan Payable	(26,461)
Net assets acquired	$811,107

Funded by:
Related party funding (See Note 5)	711,107
Common stock committed	100,000
Total	$811,107

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

	June 30, 2006	June 30, 2005
	Amount	Amount
Revenues	$3,566,891	$2,535,034
Net loss	(17,487,917)	(3,030,563)
Basic and diluted loss per share	$-	$-

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

3. Line of Credit

On April 30, 2005, the Company entered into an agreement for a revolving line of credit worth $400,000, with an interest rate of 7% with Union Planters Bank to be used primarily for working capital. The line was paid off and expired in the second quarter of 2006.

4. Notes Payable

Notes payable consists of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Note payable to First National Bank of Barnesville, Barnesville, Georgia	$480,000	$500,000
Note payable to John P. Murphy (seller of Pro Mold, see Note 2), payable over a five year period in equal installments of $175,000 and shall bear interest at the rate of 5% per annum	875,000	875,000
Notes payable to John P. Murphy (seller of Pro Mold, see Note 2)	120,000	-
Notes payable with Union Planters	280,791	-
Notes payable with Sam Sems (seller of SEMCO, see Note 2)	34,805	-
Notes payable- related party	3,687,353	558,364
Other note payable	22,749	383,634
Total notes payable	5,500,698	2,316,998
Less current portion	(475,680)	(983,108)
Long-term portion of notes payable	$5,025,018	$1,333,890

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements, continued
(Unaudited)

4. Notes Payable, continued

Future obligations of debt are as follows:

For the Period Ended June 30,	Amount

2007	$475,680
2008	175,000
2009	175,000
2010	4,410,018
2011	175,000
Thereafter	90,000

Total	$5,500,698

During 2000, the Company entered into a banking arrangement with the Bank of Barnesville. On September 10, 2004, the Company provided 8,000,000 shares of its common stock to the Bank of Barnesville for use as a partial payment of the Company’s debt to the Bank of Barnesville. For the periods ended June 30, 2006 and December 31, 2005, the Company owed a balance of $480,000 and $500,000, respectively, to the Bank of Barnesville. James N. Turek, Sr., the Company’s president, transferred 7,000,000 shares of his personally held Plasticon International, Inc. stock to the Bank of Barnesville in order to reduce the debt to $500,000 in 2005. The Company has agreed to pay $5,000 per month on this note with a revised due date of June 2013. The note bears interest at 11.5%.

During early 2006, the Company obtained several term notes from Union Planters Bank. The notes bear interest at rates between 5% and 8%. The Company has reflected a total debt on the balance sheet of $280,791, of which $240,680 is reflected as short-term and due by June 30, 2007.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements, continued

(Unaudited)

5. Related Party Transactions

The Company had the following related party amounts due as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Note payable - LexReal, LLC, annual interest rate of 10% due on December 31, 2010	2,887,353	-
Notes payable - James Turek II due on December 31, 2010	130,000	130,000
Notes payable - James Bonn due on December 31, 2010	170,000	170,000
Note payable - Promotional Container, Inc. (PCI) due on December 31, 2010	500,000	500,000
Note payable - Jim Turek, Sr., due on December 31, 2010	-	924,841
Total	3,687,353	1,724,841
Less current portion	$-	$1,724,841
Long term portion	$3,687,353	$-

During the course of normal business for the period ended June 30, 2006, LexReal, LLC (LexReal), a Kentucky limited liability company, paid for goods and services for the benefit of the Company in the amount of $2,057,340. LexReal is owned by the Company’s president and majority stockholder. During the period ended June 30, 2006, $801,825 of debt was forgiven by LexReal. The Company removed the obligation and increased paid-in capital to reflect this transaction. Additionally, the Company negotiated the remaining balance of $1,786,841 with LexReal as a note payable, bearing no interest, with a due date of December 31, 2010.

During the years ended 2001 and 2002, James Turek II, the Company’s operating officer and the son of the Company’s president, advanced funds to the Company in the amount of $130,000. The promissory notes provided by the Company to the operating officer included an interest rate of 10% per annum. Additionally, the holder of the promissory note has the

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements, continued
(Unaudited)

5. Related Party Transactions, continued

right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the period ended June 30, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of June 30, 2006 and December 31, 2005, the balance owed to the Company’s operation executive was $130,000, respectively. As of June 30, 2006 and December 31, 2005, the Company owes James N. Turek II, approximately $62,000 and $59,000, respectively for accrued interest on past notes.

During the years ended 2001 through 2003, James Bonn, the Company’s secretary, advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company’s secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of 10% per annum. Additionally, the holder of the promissory notes has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from the note, a fourth to be issued by the Company for consideration of the note. During the period ended June 30, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of both June 30, 2006 and December 31, 2005, the balance owed to the Company’s secretary was $170,000. As of June 30, 2006 and December 31, 2005, the Company owes James Bonn, approximately $67,000 and $59,000, respectively, for accrued interest on past notes.

During the normal course of business, PCI paid for goods and services for the benefit of the Company. During the first quarter 2006, $82,630 of debt was forgiven by PCI. The Company removed the obligation and increased paid-in capital to reflect this transaction. As of June 30, 2006 and December 31, 2005, the balances owed to PCI (exclusive of the $500,000 note payable which the Company had reflected as of December 31, 2005) were $0 and $167,832, respectively. As of June 30, 2006, the Company has a due from PCI of $62,408 stemming from sales from the contract acquired in January 2005.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party. Promotional Container, Inc. (PCI) PCI is owned by James N. Turek, Sr., the Company’s president and majority stockholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non-interest bearing) by May 2006. Due to common control, paid-in capital was reduced by $860,000 to record the transaction. As of March 31, 2006 and December 31, 2005, the Company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition. During the period ended June 30, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements, continued
(Unaudited)

5. Related Party Transactions, continued

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

6. Shares Subscribed, Not Issued

The following is a summary of the subscribed common share activity for the period ended June 30, 2006:
	Common Stock Subscribed, Not Issued (Shares)

	Other	Total
Balance at December 31, 2005	$4,160,539	$4,160,539
Shares subscribed	3,193,760	3,193,760
Shares issued	(225,000)	(225,000)
Balance at June 30, 2006	$7,129,299	$7,129,299

During second quarter 2006, $225,000 of subscribed common shares were issued related to the acquisitions of Pro Mold and SEMCO. The remaining subscriptions totaling $7,129,299 are due to the conversion of related party debt from LexReal to subscribed common stock.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements, continued
(Unaudited)

6. Shares Subscribed, Not Issued, continued

The following is a summary of the subscribed preferred share activity for the period ended June 30, 2006:

	Preferred Stock Subscribed, Not Issued (Shares)

	Other	Total
Balance at December 31, 2005	$360,000	$360,000
Shares subscribed	-	-
Balance at June 30, 2006	$360,000	$360,000

7. Preferred stock

As of June 30, 2006, the Company has commitments to provide preferred stock to PCI and LexReal. The class B preferred stock ($1 par value) committed to LexReal is convertible up to 7,300,000,000 shares of common stock.

8. Common Stock

During the period ended June 30, 2006, the Company issued 2,308,988,048 shares of common stock. Of those shares, 2,270,000,000 were issued to the majority shareholder. The shares issued represent compensation of $13,779,000 based on the fair value of the stock upon the date of issuance. As part of the Pro Mold and SEMCO transactions (see Note 2), 22,321,382 and 16,666,666 of shares, respectively, were issued pursuant to the purchase agreements.

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date, the authorized shares of preferred stock increased to 6,000,000,000 shares.

PLASTICON INTERNATIONAL, INC.AND SUBSIDIARIES

Notes to the Consolidated Financial Statements, continued
(Unaudited)

9. Subsequent Events

In August 2006, the Company entered into an agreement with a vendor to convert $400,361 of payables due to subscribed common stock.

On September 1, 2006, the Company, through its subsidiary, Pro Mold, entered into a $600,000 loan agreement. The note is secured by certain assets of Pro Mold. The interest rate is 9.76% and is due on September 6, 2011.

In the third quarter 2006, the Company’s sales contract with BlueLinx for $5.0 million in re-bar supports was cancelled by the buyer. The company’s position is that there is a resulting counter claim and is pursing that claim at this time. No legal action has been filed to date. The company has instituted a national sales program to replace the BlueLinx sales volume loss. The results have been promising to the point that this move will result to the benefit of the company.

During the fourth quarter 2006, the Company identified $720,000 in term debt that was incurred in 2005. The funds from the borrowings were deposited with LexReal. These loans were recorded with a counter offset to loans due to LexReal. The loans have been called, requiring the Company to provide 270,296,888 of common shares to terminate the notes. On October 29, 2006, the shares were issued at a cost of $162,178. The Company is in the process of investigating the impact on prior year’s financial statements and will make the necessary entries in completing the 2006 year-end accounting.

In December 2006, the Company identified that a former subsidiary of the Company’s predecessor, Wickland Holdings, owed $342,681 to the IRS. The IRS is holding the Company’s majority shareholder and president liable for this obligation. The president's indemnification contract holds the president harmless. The Company will book the liability and expense in the fourth quarter 2006.

During December 2006, the former owner of Pro Mold filed a lawsuit against the corporation for alleged contract violations. The suit ended when the attorneys for John Murphy withdrew due to a conflict of interest. Management has since resolved the issues and no further actions are anticipated.

In January 2007, the Company was presented an offer from PCI and LexReal, the holders of $7,129,299 in subscribed common stock, to convert those subscribed shares at $.00011 per share. The corporate attorney for this purpose issued an opinion letter supporting the transaction.

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

Plasticon has been in the oil and recycled plastics business since 1981. The Company's line of plastic concrete accessories has been approved or accepted in all 50 states and several foreign countries including Poland, Israel, Canada, Mexico, and Egypt. In addition, its transportation signage has received DOT approval or acceptance in all 50 states. Specifically, the Company offers for resale:

1.	Rebar supports

2.	Information and Directional signage (i.e.; highway and state signs, etc.)

3.	Impermeable concrete-like products made from recycled glass.

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

RESULTS OF OPERATIONS

The gross profit for the three months ended June 30, 2006 $221,065 as opposed to a loss of $359,508 for the quarter ended June 30, 2005. This is an improvement of $580,573 for the quarter and $945,409 for the six months ended June 30, 2006.

Revenue for the three months ended June 30, 2006 was $1,639,299, an increase of $1,586,425 over the $52,874 revenue for the three months ended June 30, 2005. The increase in revenue can be attributed to the acquisition and operations of Semco Distribution, Inc., Ultimate Surfaces, LLC, and Pro Mold, Inc.

The company’s working capital improved by $8.9 million from June 30, 2005.

Total operating expenses for the three months ended June 30, 2006 were $7,058,561, of which $5,100,000 was compensation for shares. Said expenses are attributed to an increase in legal, accounting, and professional fees and the increase in wages and salaries from the Semco and Ultimate acquisitions. Loss of operations for the three months ended June 30, 2006 was $6,837,496 as opposed to $932,241. The increase in loss of operations from June 30, 2005 to June 30, 2006 is attributed primarily to $5,100,000 in compensation for shares expense and the administrative expansion mainly needed to control operations.

Total liabilities and stockholder’s deficit for the quarter ended June 30, 2006 was $8,196,588 as opposed to $6,293,238 for the quarter ended June 30, 2005.

CAPITAL RESOURCES AND LIQUIDITY

For the three month period ended June 30, 2006, the Company sustained a net loss of $6,936,326, or $.001 per share (basic and diluted) on revenue of $1,639,299, as opposed to a loss of $510,515, or $.000 per share (basic and diluted) on revenue of $52,874 for the quarter ended June 30, 2005. The increase is based upon numerous related party transactions as set forth in the Company’s financial statements and the fact that the Company had minimal operating revenues in the first quarter of 2005, yet still had administrative expenses.

RELATED PARTY TRANSACTIONS

During the course of normal business, LexReal LLC (LexReal), a Kentucky limited liability company, paid for goods and services for the benefit of the Company in the amount of $2,057,340. During the period ended June 30, 2006, $801,825 of debt was forgiven by LexReal. The Company removed the obligation and increased paid-in capital to reflect this transaction. During 2005 and 2006, the Company raised proceeds for the acquisitions and other operating needs through commitments to issue free trading shares of Company stock. The proceeds received came to LexReal so the Company recorded a due from related party of $2,645,788 (entire amount recorded in first quarter of 2005).

During the normal course of business, PCI paid for goods and services for the benefit of the Company. During the first quarter of 2006, $483,942 of debt was forgiven by PCI. The Company removed the obligation and increased paid-in capital to reflect this transaction. As of June 30, 2006 and December 31, 2005, the balances owed to PCI (exclusive of the $500,000 note payable included in notes payable) were $0 and $167,832, respectively. As of June 30, 2006, the company has a due from PCI of $176,314 stemming from sales from the contract acquired in January 2005.

During 2005 and 2006, the Company has received approximately $7,000,000 of financing from LexReal to primarily fund the acquisition (see Note 2) and to settle the common stock commitment of $2,645,788. The Company has committed to convert the debt financing to common shares. The shares will be issued in 2007 at the option of LexReal.

In January 2005, the Company obtained certain assets (molds, sales, contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). PCI is owned by James N. Turek Sr., the Company’s president and majority shareholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non interest bearing) by May 2006. Due to common control, paid in capital was reduced by $860,000 to record the transaction in compliance with SFAS No. 141 “Business Combinations.” As of June 30, 2006 and December 31, 2005, the Company owed a balance of $500,000 to PCI as a result of the acquisition. Subsequent to June 30, 2006, the due date on the note was extended to December 31, 2010.

On January 3, 2006, Jim Turek Sr., the Company’s president and majority shareholder, forgave approximately $5,980,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses.

On January 3, 2006, James N. Turek, Jr., the son of the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, of approximately $344,000. On January 3, 2006, James Bonn, the Company’s secretary, forgave certain liabilities which included interest owed to him, amounted to $344,034. The agreements to forgive such liabilities were subsequently reclassified and the Company has reinstated the amounts due. Additionally, the Company successfully negotiated an extension of the notes with the parties with a due date of December 31, 2010.

The Company had the following related party amounts due as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Note payable - LexReal, LLC, annual interest rate of 10% due on December 31, 2010	2,887,353	-
Notes payable - James Turek II due on December 31, 2010	130,000	130,000
Notes payable - James Bonn due on December 31, 2010	170,000	170,000
Note payable - Promotional Container, Inc. (PCI) due on December 31, 2010	500,000	500,000
Note payable - Jim Turek, Sr., due on December 31, 2010	-	924,841
Total	3,687,353	1,724,841
Less current portion	$-	$1,724,841
Long term portion	$3,687,353	$-

OFF-BALANCE SHEET ARRANGMENTS

The Company does not have any off-balance sheet arrangements that are likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations or capital resources.

ITEM 3.      CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

Properties

We currently lease 3,775 square feet of office space at 3288 Eagle View Lane, #290, Lexington, Kentucky 40509. The terms of our lease are from January 1, 2006 up and through December 31, 2010, with a monthly lease payment of $5,662.50.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Subsequent events

ITEM 2. CHANGES IN SECURITIES

During the period ended June 30, 2006, the Company issued 2,308,988,048 shares of common stock. Of those shares 1,270,000,000 were issued to the majority shareholder. The shares issued represent compensation of $8,679,000 based on the fair value of the stock upon the date of issuance. As part of the Pro Mold and SEMCO transactions, 22,321,382 and 16,666,666 of shares, respectively, were issued pursuant to the purchase agreements.

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date the authorized shares of preferred stock increased to 6,000,000,000 shares. The preferred shares were increased to support the proposed common share buyback program for 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2006, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2006, there were no submissions of matters to a vote of security holders.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 2006, there were no reports on form 8-K.

ITEM 6. EVENTS SUBSEQUENT TO THE QUARTER ENDED JUNE 30, 2006

In August 2006, the Company entered into an agreement with a vendor to convert $400,361 of payables due to subscribed common stock.

On September 1, 2006, the Company, through its subsidiary, Pro Mold, entered into a $600,000 loan agreement. The note is secured by certain assets of Pro Mold. The interest rate is 9.76% and is due on September 6, 2011.

In the third quarter 2006, the Company’s sales contract with BlueLinx for $5.0 million in re-bar supports was cancelled by the buyer. The company’s position is that there is a resulting counter claim and is pursing that claim at this time. No legal action has been filed to date. The company has instituted a national sales program to replace the BlueLinx sales volume loss. The results have been promising to the point that this move will result to the benefit of the company.

During the fourth quarter 2006, the Company identified $720,000 in term debt that was incurred in 2005. The funds from the borrowings were deposited with LexReal. These loans were recorded with a counter offset to loans due to LexReal. The loans have been called, requiring the Company to provide 270,296,888 of common shares to terminate the notes. On October 29, 2006, the shares were issued at a cost of $162,178. The Company is in the process of investigating the impact on prior year’s financial statements and will make the necessary entries in completing the 2006 year-end accounting.

In December 2006, the Company identified that a former subsidiary of the Company’s predecessor, Wickland Holdings, owed $342,681 to the IRS. The IRS is holding the Company’s majority shareholder and president liable for this obligation. The president's indemnification contract holds the president harmless. The Company will book the liability and expense in the fourth quarter 2006.

During December 2006, the former owner of Pro Mold filed a lawsuit against the corporation for alleged contract violations. The suit ended when the attorneys for John Murphy withdrew due to a conflict of interest. Management has since resolved the issues and no further actions are anticipated.

In January 2007, the Company was presented an offer from PCI and LexReal, the holders of $7,129,299 in subscribed common stock, to convert those subscribed shares at $.00011 per share. The corporate attorney for this purpose issued an opinion letter supporting the transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 5th day of March, 2007.

PLASTICON INTERNATIONAL, INC.

/s/ James N. Turek
James N. Turek, President