Form 10QSB
period 2006-09-30
PLASTICON INTERNATIONAL, INC.
filed 2007-03-15
CIK 318262

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, there were 7,370,499,148 common shares outstanding.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIODS ENDED
SEPTEMBER 30, 2006 AND 2005
(Unaudited)

TABLE OF CONTENTS

Consolidated Financial Statements:

Consolidated Balance Sheets	F-1 - F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Notes to Consolidated Financial Statements	F-7 - F-16

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

ASSETS

	September 30, 2006	December 31, 2005

Current assets:
Cash	$17,470	$150
Accounts receivable, net	458,063	300,281
Raw materials inventories	330,931	295,387
Finished goods inventories	576,851	279,420
Due from related parties	40,000	170,809
Other current assets	106,973	451,024
Total current assets	1,530,288	1,497,071
Fixed assets, net	2,933,668	1,706,543
Other assets:
Goodwill	3,692,443	3,089,624
Total other assets	3,692,443	3,089,624
Total assets	$8,156,399	$6,293,238

The accompanying notes are an integral part of these consolidated financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2006	December 31, 2005

Current liabilities:
Bank overdraft	$-	$313,264
Accounts payable and accrued expenses	1,047,808	528,673
Accrued payroll due to related parties	747,093	4,165,148
Accrued interest due to related parties	422,196	2,105,671
Accrued Pro Mold purchase price	-	1,283,942
Notes payable - current portion	485,692	983,108
Notes payable - related party	-	1,724,841
Line of credit	-	342,413
Due to related parties	-	501,643
Other current liabilities	-	409,185
Total current liabilities	2,702,789	12,357,888
Notes payable, net of current portion	1,970,598	775,526
Notes payable - related party, net of current portion	4,292,086	-
Total liabilities	8,965,473	13,133,414
Stockholders’ deficit:
Preferred stock; $1 par value; 6,000,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2006 and December 31, 2005	-	-
Common stock; $0.001 par value; 13,500,000,000 shares authorized, 7,370,499,148 and 3,727,740,100 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	7,370,499	3,727,740
Common stock subscribed - not issued	7,529,660	4,160,539
Preferred stock subscribed - not issued	360,000	360,000
Additional paid - in capital	121,739,341	103,446,627
Accumulated deficit	(137,808,574)	(118,535,082)

Total stockholders’ deficit	(809,074)	(6,840,176)
Total liabilities and stockholders’ deficit	$8,156,399	$6,293,238

The accompanying notes are an integral part of these consolidated financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenue	$4,761,839	$136,965	$1,194,948	$1,721
Cost of goods sold	3,703,192	922,213	802,062	507,321
Gross profit (loss)	1,058,647	(785,248)	392,886	(505,600)
Operating expenses:
Selling, general and administrative	5,130,698	3,617,144	1,282,822	5,125,252
Compensation expense (stock issuances)	14,846,168	8,471,040	1,067,168	6,548,040
Total operating expenses	19,976,866	12,088,184	2,349,990	11,673,292
Loss from operations	(18,918,219)	(12,873,432)	(1,957,104)	(12,178,892)
Other income (expense):
Interest expense	(229,477)	(54,824)	(97,517)	(18,274)
Forgiveness of debt	-	505,303	-	-
Other expense	(125,796)	(140,506)	(7,749)	-
Total other income (expense)	(355,273)	309,973	(105,266)	(18,274)
Net loss	$(19,273,492)	$(12,563,459)	$(2,062,370)	$(12,197,166)

Basic and diluted loss per common share	$(0.004)	$(0.006)	$(.000)	$(0.006)

Basic and diluted weighted average common shares outstanding	5,457,675,699	1,942,609,439	6,065,723,170	1,942,609,439

The accompanying notes are an integral part of these consolidated financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Common Stock	Preferred Stock	Additional		Total
	Shares	Amount	Subscribed, Not Issued	Subscribed, Not Issued	Paid-in-Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2005	3,727,740,100	$3,727,740	$4,160,539	$360,000	$103,446,627	$(118,535,082)	$(6,840,176)

Related party forgiveness of debt	-	-	-	-	6,864,305	-	6,864,305

Conversion of related party debt to subscribed common stock	-	-	3,093,760	-	-	-	3,093,760

Stock issuances for:

Compensation	3,603,771,000	3,603,771	-	-	11,242,397	-	14,846,168

Pro Mold acquisition	22,321,382	22,321	(125,000)	-	102,679	-	-

SEMCO acquisition	16,666,666	16,667	-	-	83,333	-	100,000

Conversion of accounts payable to subscribed common stock	-	-	400,361	-	-	-	400,361

Net loss	-	-	-	-	-	(19,273,492)	(19,273,492)

Balance, September 30, 2006	7,370,499,148	$7,370,499	$7,529,660	$360,000	$121,739,341	$(137,808,574)	$(809,074)

The accompanying notes are an integral part of these consolidated financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net loss	$(19,273,492)	$(12,563,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of debt	6,864,305	(505,303)
Debt forgiven	-	140,506
Depreciation	158,109	39,793
Issuance of common stock for compensation	14,846,168	8,471,040
Changes in operating assets and liabilities:
Increase in deposits	-	(120,652)
Increase in accounts receivable	(157,782)	-
Increase in inventory	(332,975)	-
Decrease in other assets	344,051	-
(Increase) decrease in due from/to related party	(370,834)	1,814,992
Decrease in bank overdraft	(313,264)	-
Increase in accounts payable and accrued expenses	519,135	2,416,579
Decrease in other current liabilities	(1,693,127)	-
Decrease in accrued payroll and interest due to related parties	(5,101,530)	-

Net cash (used in) provided by operating activities	(4,511,236)	306,504

Cash flows from investing activities:
Increase in acquisition of assets	(1,385,234)	-

Net cash used in investing activities	(1,385,234)	-

The accompanying notes are an integral part of these consolidated financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	September 30, 2006	September 30, 2005

Cash flows from financing activities:
Issuance of subscribed common stock	100,000	-
Conversion of notes payable from related parties	3,093,760	-
Conversion of trade payable from unrelated party	400,361	-
Purchase of goodwill	(602,819)	-
Net change in line of credit	(342,413)	-
Increase in notes payable	697,656	313,204
Increase (decrease) in notes and advances from
related party	2,567,245	(619,708)

Net cash provided by (used in) financing activities	5,913,790	(306,504)

Net change in cash	17,320	-

Cash, beginning of period	150	-

Cash, end of period	$17,470	$-

Supplemental disclosure of cash flow information:

Conversion of trade payable from unrelated party	$400,361	$-
Conversion of notes payable from related party	$3,093,760	$3,093,040
Conversion of trade payable from related party	$-	$967,730
SEMCO acquisition	$608,419	$-
Shares issued for acquisition	$100,000	$500,000
Stock subscription related option and acquisition	$-	$2,209,074
Stock issued for compensation	$14,846,168	$8,471,040

The accompanying notes are an integral part of these consolidated financial statements.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

1.	GENERAL

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the 2005 Annual Report of Plasticon International, Inc. (Company or Plasticon). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period ended September 30, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2006.

The condensed financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals), which, in the opinion of the Company, are necessary to present fairly its financial position at September 30, 2006 and December 31, 2005, and its results of operations and cash flows for the nine months ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

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

Pro Mold Acquisition

The December 2005, acquisition of Pro Mold was accounted for as a purchase business combination under the provisions of the FASB’s SFAS No. 141, “Business Combinations”. The aggregate purchase price of $3,866,852 (including $366,852 of professional fees) was allocated to the assets acquired and liabilities assumed based on the respective fair values. The Company, with the help of an independent appraiser, has assessed the fair value of the property and equipment. The Pro Mold accounts receivable, inventory, accounts payable and accrued expenses and other assets and long-term liabilities were estimates of management. Management is still in the process of finalizing the allocation of the purchase price, including the consideration of other intangible values. The Company has included Pro Mold in its operating results since January 1, 2006.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
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

SEMCO Acquisition

In January 2006, the Company acquired all the stock of SEMCO, a Nevada business that manufactures and sells concrete coating products, along with the stock of a related entity, Ultimate Surface, LLC. The purchase terms are $650,000 in cash, $2,000,000 in performance payments (50% of Net Profits as defined) plus Plasticon restricted common stock worth $100,000. Additionally, the Company will pay a royalty payment (4% of Net Profits as defined) for twenty years beginning after the $2,000,000 of performance payments are made. As the performance and royalty payments are made, the Company will increase goodwill to reflect additional purchase price. The agreement includes a five year employment agreement with a base salary and other benefits specified. As of September 30, 2006, the Company had recorded a long-term liability of $53,436 based on the terms and conditions agreed to.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
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

	September 30,
	2006	2005
	Amount	Amount
Revenues	$4,761,839	$4,395,770
Net loss	(19,273,492)	(12,773,872)
Basic and diluted loss per share	$-	$-

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

3.	LINE OF CREDIT

On April 30, 2005, the Company entered into an agreement for a revolving line of credit worth $400,000, with an interest rate of 7% with Union Planters Bank to be used primarily for working capital. The line was paid off and expired in the second quarter of 2006.

4.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Note payable to First National Bank of Barnesville, Barnesville, Georgia	$470,000	$500,000
Note payable to John P. Murphy (seller of Pro Mold, see Note 2), payable over a five year period in equal installments of $175,000 and shall bear interest at the rate of 5% per annum	875,000	875,000
Notes payable to John P. Murphy (seller of Pro Mold, see Note 2)	436,558	-
Note payable with All Points Capital	600,000	-
Notes payable with Sam Sems (seller of SEMCO, see Note 2)	53,436	-
Notes payable- related party	4,292,086	558,364
Other note payable	21,296	383,634

Total notes payable	6,748,376	2,316,998
Less current portion	(485,692)	(983,108)

Long-term portion of notes payable	$6,262,684	$1,333,890

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

4.	NOTES PAYABLE (Continued)

Future obligations of debt are as follows:

For the Period Ended September 30,	Amount

2007	$485,692
2008	491,815
2009	335,519
2010	410,000
2011	4,855,350
Thereafter	170,000

Total	$6,748,376

During 2000, the Company entered into a banking arrangement with the Bank of Barnesville. On September 10, 2004, the Company provided 8,000,000 shares of its common stock to the Bank of Barnesville for use as a partial payment of the Company’s debt to the Bank of Barnesville. For the periods ended September 30, 2006 and December 31, 2005, the Company owed a balance of $470,000 and $500,000, respectively, to the Bank of Barnesville. James N. Turek, Sr., the Company’s president, transferred 7,000,000 shares of his personally held Plasticon International, Inc. stock to the Bank of Barnesville in order to reduce the debt to $500,000 in 2005. The Company has agreed to pay $5,000 per month on this note with a revised due date of June 2013. The note bears interest at 11.5%.

During early 2006, the Company obtained several term notes from Union Planters Bank. The notes bear interest at rates between 5.0% and 8.0%. In July 2006, John Murphy acquired the Union Planters notes, adjusting the interest rate to 7.5% with a three year term. As of September 30, 2006, the Company owes $301,558 under these notes.

On September 1, 2006, the Company, through its subsidiary, Pro Mold, entered into a $600,000 loan agreement with All Points Capital. The note is secured by certain assets of Pro Mold. The interest rate is 9.76% and is due on September 6, 2011.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

The Company had the following related party amounts due as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Note payable - LexReal, LLC, annual interest rate of 10%, due on December 31, 2010	$2,551,036	$-
Notes payable - James Turek II, annual interest rate of 10%, due on December 31, 2010	127,050	130,000
Notes payable - James Bonn, annual interest rate of 10%, due on December 31, 2010	170,000	170,000
Notes payable - Brandon Turek, annual interest rate of 10%, due on December 31, 2010	150,000	-
Note payable - Promotional Container, Inc. (PCI) due on December 31, 2010	500,000	500,000
Note payable - Jim Turek, Sr., annual interest rate of 10%, due on December 31, 2010	834,000	924,841

Total	4,292,086	1,724,841
Less: current portion	-	(1,724,841)

Long-term portion	$4,292,086	$-

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

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

During the second and third quarters of 2006, LexReal made additional loans to the Company totaling approximately $715,000. The loans bear interest at 10% per annum and are due on December 31, 2010.

During the years ended 2001 and 2002, James Turek II, the Company’s operating officer and the son of the Company’s president, advanced funds to the Company in the amount of $130,000. The promissory notes provided by the Company to the operating officer included an interest rate of 10% per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of September 30, 2006 and December 31, 2005, the balance owed to the Company’s operation executive was $130,000. As of September 30, 2006 and December 31, 2005, the Company owes James Turek II $65,420 and $59,000, respectively, for accrued interest on past notes.

During the years ended 2001 through 2003, James Bonn, the Company’s secretary, advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company’s secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of 10% per annum. Additionally, the holder of the promissory notes has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from the note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of both September 30, 2006 and December 31, 2005, the balance owed to the Company’s secretary was $170,000. As of September 30, 2006 and December 31, 2005, the Company owes James Bonn, $71,742 and $59,000, respectively, for accrued interest on past notes.

During the normal course of business, PCI paid for goods and services for the benefit of the Company. During the first quarter 2006, $82,630 of debt was forgiven by PCI. The Company removed the obligation and increased paid-in capital to reflect this transaction. As of September 30, 2006 and December 31, 2005, the balances owed to PCI (exclusive of the $500,000 note payable which the Company had reflected as of December 31, 2005) were $0 and $167,832, respectively. As of September 30, 2006, the Company has a due from PCI of $40,000 as a result of the Company making payments to a vendor on behalf of PCI.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). PCI is owned by James N. Turek, Sr., the Company’s president and majority stockholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non-interest bearing) by May 2006. Due to common control, paid-in capital was reduced by $860,000 to record the transaction. As of September 30, 2006 and December 31, 2005, the Company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

On January 3, 2006, Jim Turek, Sr., the Company’s president and majority stockholder, forgave approximately $5,980,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses. The Company removed the obligations and increased paid-in capital to reflect the transaction.

In the second and third quarters of 2006, Jim Turek, Sr., the Company’s president and majority stockholder, made additional loans to the Company totaling approximately $330,000. The loans bear interest at 10% per annum and are due on December 31, 2010.

On January 3, 2006, James Turek II, the son of the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, of approximately $344,000. On January 3, 2006, James Bonn, the Company’s secretary, forgave certain liabilities which included interest owed to him, amounting to approximately $344,000. Both agreements to forgive such liabilities were subsequently revoked and the Company has reinstated the amounts due Additionally, the Company successfully negotiated an extension of the notes with the parties with a due date of December 31, 2010.

During the quarter ended September 30, 2006, Brandon Turek, the son of the Company’s president, made loans to the Company totaling $150,000. The loans bear interest at 10% per annum and are due on December 31, 2010.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

6.	SHARES SUBSCRIBED, NOT ISSUED

The following is a summary of the subscribed common share activity for the period ended September 30, 2006:

	Common Stock Subscribed, Not Issued (Shares)

	Other	Total

Balance at December 31, 2005	$4,160,539	$4,160,539
Shares subscribed	3,594,121	3,594,121
Shares issued	(225,000)	(225,000)

Balance at September 30, 2006	$7,529,660	$7,529,660

During second quarter 2006, $225,000 of subscribed common shares were issued related to the acquisitions of Pro Mold and SEMCO. Subscriptions totaling $7,129,299 are due to the conversion of related party debt to subscribed common stock. In August 2006, the Company entered into an agreement with a vendor to convert $400,361 of payables due to subscribed common stock.

The following is a summary of the subscribed preferred share activity for the period ended September 30, 2006:

	Preferred Stock Subscribed, Not Issued (Shares)

	Other	Total

Balance at December 31, 2005	$360,000	$360,000
Shares subscribed	-	-

Balance at September 30, 2006	$360,000	$360,000

7.	PREFERRED STOCK

As of September 30, 2006, the Company has commitments to provide preferred stock to PCI and LexReal. The class B preferred stock ($1 par value) committed to LexReal is convertible up to 7,300,000,000 shares of common stock.

PLASTICON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

8.	COMMON STOCK

During the period ended September 30, 2006, the Company issued 3,642,759,048 shares of common stock. Of those shares 3,603,771,000 were issued to the majority shareholder. The shares issued represent compensation of $14,846,168 based on the fair value of the stock upon the date of issuance. As part of the Pro Mold and SEMCO transactions (see Note 2), 22,321,382 and 16,666,666 shares, respectively, were issued pursuant to the purchase agreements.

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date the authorized shares of preferred stock increased to 6,000,000,000 shares.

9.	SUBSEQUENT EVENTS

During the fourth quarter 2006, the Company identified $720,000 in term debt that was incurred in 2005. Proceeds from the borrowings were deposited with LexReal. The loans were booked and offset against amounts owed to LexReal, with no increase in debt. The loans have been called, requiring the Company to provide 270,296,888 of common shares in satisfaction of the notes. On October 29, 2006, the shares were issued at a cost of $162,178. The Company is in the process of determining the impact on 2005 financial statements and will make the necessary entries in completing the accounting for 2006.

In December 2006, the Company identified that a former subsidiary of the Company’s predecessor, Wickland Holdings, owed $342,681 to the Internal Revenue Service (IRS). The IRS is holding the Company’s majority shareholder and president liable for this obligation. The president’s indemnification holds the president harmless. The Company will book the liability and expense in the fourth quarter 2006.

During December 2006, the former owner of Pro Mold filed a lawsuit against the Company for alleged contract violations. The suit ended when the attorneys for John Murphy withdrew due to a conflict of interest. Management has since resolved the issues and no further actions are anticipated.

In January 2007, the Company was presented an offer from PCI and LexReal, the holders of $7,129,299 in subscribed common stock, to convert those subscribed shares at $.00011 per share at their discretion. The corporate attorney for this purpose issued an opinion letter supporting the transaction.

On March 9, 2007, the Company announced the signing of a letter of intent to acquire 100% of AV-CB Developments. AV-CB Developments is a joint venture by Avest Limited Partnership and Christian Brothers Construction located in the Boise, Idaho area. Plasticon expects to add $80,000,000 in sales volume from the acquisition, with a possible $7,000,000 in 2007.

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

We have been in the oil and recycled plastics business since 1981. The Company's line of plastic concrete accessories has been approved or accepted in all 50 states and several foreign countries including Poland, Israel, Canada, Mexico, and Egypt. In addition, its transportation signage has received DOT approval or acceptance in all 50 states. Specifically, the Company offers for resale:

- Rebar supports
- Propriety surface Coating Line
- Information and Directional signage (i.e.; highway and state signs, etc.)
- Impermeable concrete-like products made from recycled glass.

A unique feature of all our products is that they are of the highest quality, yet do not require virgin raw material. Using recycled materials significantly reduces the cost of manufacturing; thus, we are considered a "green” company. Our use of environmental waste as raw material in the production of new and innovative products will continue to reduce waste since the new products are recyclable.

Our primary products are concrete accessories. Over the course of 10 years in business, the Company has focused on the development of necessary molds and has obtained approval from each of the fifty states, all U.S. territories, and the Federal DOT for use of these concrete products.

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 2006 was $1,194,948, an increase of $1,193,227 from revenue totaling $1,721 for the three months ended September 30, 2005. The increase in revenue is attributed to the acquisition and operations of Semco Distribution, Inc., Ultimate Surfaces, LLC, and Pro Mold, Inc.

Cost of revenue for the three months ended September 30, 2006 was $802,062 as opposed to $507,321 for the quarter ended September 30, 2005. The gross profit for the three months ended September 30, 2006 was $392,886, as opposed to a loss of $505,600 for the quarter ended September 30, 2005, which is an improvement of $898,486 for the quarter and $1,843,895 for the nine months ending September 30, 2006.

For the quarter ended September 30, 2005, selling, general and administrative expenses were $11,673,292 of which, $6,548,040 was compensation for shares. Selling, general and administrative expenses for the three months ended September 30, 2006 were $2,349,990 of which, $1,067,168 was compensation for shares The decrease in these expenses is primarily attributed to a decrease in legal and accounting professional fees as well as a significant decrease in stock compensation. Loss from operations for the three months ended September 30, 2006 was $1,957,104 as opposed to $12,178,892 for the same quarter ended 2005. The decrease in loss from operations from September 30, 2005 to September 30, 2006 is attributed to the decline in compensation for shares and the decline in the acquisition related professional services.

Interest expense for the period ended September 30, 2006 was $97,517, an increase of $79,243 from the period ended September 30, 2005. The increase in interest expense is due to the acquisition funding and increased borrowing from related parties.

Total liabilities and stockholders’ deficit for the quarter ended September 30, 2006 was $8,156,399. The Company’s working capital deficit improved by approximately $9.7 million from $10.9 million at September 30, 2005 to $1.2 million at September 30, 2006 primarily due to debt restructuring. This trend is expected to continue.

CAPITAL RESOURCES AND LIQUIDITY

For the three month period ended September 30, 2006, the Company sustained a net loss of $2,062,370, or $.0003 per share (basic and diluted) on revenue of $1,194,948 as opposed to a loss of $12,197,166 or $.006 per share (basic and diluted) on revenue of $1,721 for the quarter ended September 30, 2005. The increase is based upon numerous related party transactions as set forth in the Company’s financial statements and the fact that the Company had minimal operating revenues in the first quarter of 2005, yet still had administrative expenses.

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

During the second and third quarters of 2006, LexReal made additional loans to the Company totaling approximately $715,000. The loans bear interest at 10% per annum and are due on December 31, 2010.

James Turek II, the Company’s operating officer and the son of the Company’s president, advanced funds to the Company in the amount of $130,000 during the years ended 2001 and 2002. The promissory notes provided by the Company to the operating officer included an interest rate of 10% per annum. Additionally, the holder of the promissory note has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from this note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of September 30, 2006 and December 31, 2005, the balance owed to the Company’s operation executive was $130,000. As of September 30, 2006 and December 31, 2005, the Company owes James Turek II $65,420 and $59,000, respectively, for accrued interest on past notes.

During the years ended 2001 through 2003, James Bonn, the Company’s secretary, advanced funds to the Company in the amount of $120,000. During the year ended 2004, the Company’s secretary advanced additional funds to the Company in the amount of $50,000. The promissory notes provided by the Company to the secretary included an interest rate of 10% per annum. Additionally, the holder of the promissory notes has the right to convert the notes into the Company’s common stock at the Company’s stated par value as well as to receive for every three shares converted from the note, a fourth to be issued by the Company for consideration of the note. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010. As of both September 30, 2006 and December 31, 2005, the balance owed to the Company’s secretary was $170,000. As of September 30, 2006 and December 31, 2005, the Company owes James Bonn, $71,742 and $59,000, respectively, for accrued interest on past notes.

During the normal course of business, PCI paid for goods and services for the benefit of the Company. During the first quarter 2006, $82,630 of debt was forgiven by PCI. The Company removed the obligation and increased paid-in capital to reflect this transaction. As of June 30, 2006 and December 31, 2005, the balances owed to PCI (exclusive of the $500,000 note payable which the Company had reflected as of December 31, 2005) were $0 and $167,832, respectively. As of September 30, 2006, the Company has a due from PCI of $40,000 as a result of the Company making payments to a vendor on behalf of PCI.

In January 2005, the Company obtained certain assets (molds, sales contract, customer base, and patents) from a related party, Promotional Container, Inc. (PCI). PCI is owned by James N. Turek, Sr., the Company’s president and majority stockholder. Consideration to PCI consisted of a promise to exchange 100,000,000 shares of preferred stock (recorded as $360,000 of preferred stock subscribed in the accompanying balance sheet) in the Company by May 2007 and a promise to pay $500,000 (non-interest bearing) by May 2006. Due to common control, paid-in capital was reduced by $860,000 to record the transaction. As of September 30, 2006 and December 31, 2005, the Company owed a balance of $500,000 to Promotional Containers, Inc. as a result of the acquisition. During the period ended March 31, 2006, the Company successfully negotiated the extension of the note with a due date of December 31, 2010.

On January 3, 2006, Jim Turek, Sr., the Company’s president and majority stockholder, forgave approximately $5,980,000 of obligations consisting of notes payable, accrued interest, and accrued salaries and bonuses. The Company removed the obligations and increased paid-in capital to reflect the transaction.

In the second and third quarters of 2006, Jim Turek, Sr., the Company’s president and majority stockholder, made additional loans to the Company totaling approximately $330,000. The loans bear interest at 10% per annum and are due on December 31, 2010.

On January 3, 2006, James Turek II, the son of the Company’s president, forgave certain liabilities, which included compensation and interest owed to him, of approximately $344,000. On January 3, 2006, James Bonn, the Company’s secretary, forgave certain liabilities which included interest owed to him, amounting to approximately $344,000. Both agreements to forgive such liabilities were subsequently revoked and the Company has reinstated the amounts due. Additionally, the Company successfully negotiated an extension of the notes with the parties with a due date of December 31, 2010.

During the quarter ended September 30, 2006, Brandon Turek, the son of the Company’s president, made loans to the Company totaling $150,000. The loans bear interest at 10% per annum and are due on December 31, 2010.

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

PROPERTIES

We currently lease 3,775 square feet of office space at 3288 Eagle View Lane, #290, Lexington, Kentucky 40509. The terms of our lease are from January 1, 2006 through December 31, 2010, with a monthly lease payment of $5,662.

PART 11

ITEM 1.  LEGAL PROCEEDINGS

See Subsequent events

ITEM 2.  CHANGES IN SECURITIES

During the nine months ended September 30, 2006, the Company issued 3,642,759,048 shares of common stock. Of those shares, 3,603,771,000 were issued to the majority shareholder. The shares issued represent compensation of $14,846,168 based on the fair value of the stock upon the date of issuance. As part of the Pro Mold and SEMCO transactions, 22,321,382 and 16,666,666 of shares, respectively, were issued pursuant to the purchase agreements.

On April 4, 2006, the Company increased authorized shares of common stock to 13,500,000,000 shares. Also on that date the authorized shares of preferred stock increased to 6,000,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2006, there were no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2006, there were no submissions of matters to a vote of security holders.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 2006, there were no reports on form 8-K.

ITEM 6.  EVENTS SUBSEQUENT TO THE QUARTER ENDED SEPTEMBER 30, 2006

During the fourth quarter 2006, the Company identified $720,000 in term debt that was incurred in 2005. The funds from the borrowings were deposited with LexReal. The loans have been called, requiring the Company to provide 270,296,888 of common shares to terminate the notes. On October 29, 2006, the shares were issued at a cost of $162,178. The referenced loans were booked by the Company with an offset to the amounts owed to LexReal, with no increase in the Company’s debt. We are in the process of investigating the impact on prior year’s financial statements and will make the necessary entries when completing the 2006 year-end accounting.

In December 2006, the Company identified that a former subsidiary of the Company’s predecessor, Wickland Holdings, owed $342,681 to the Internal Revenue Service (IRS). The IRS is holding the Company’s majority shareholder and president liable for this obligation. The president’s indemnification holds the president harmless. The Company will book the liability and expense in the fourth quarter 2006.

The previous owner of Pro Mold filed, John Murphy, a lawsuit against the Company In December 2006 for alleged contract violations. The suit ended when the attorneys for John Murphy withdrew due to a conflict of interest. Management has since resolved the issues and no further actions are anticipated.

In January 2007, the Company was presented an offer from PCI and LexReal, the holders of $7,129,299 in subscribed common stock to convert those subscribed shares at $.00011 per share. The corporate attorney for the Company issued an opinion letter supporting the transaction.

On March 9, 2007, the Company announced the signing of a letter of intent to acquire 100% of AV-CB Developments. AV-CB Developments is a joint venture by Avest Limited Partnership and Christian Brothers Construction located in the Boise, Idaho area. We expect this will add significantly to our total revenues.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March, 2007.

PLASTICON INTERNATIONAL, INC.

/s/ James N. Turek
James N. Turek, President